Form 10-K
period 2025-12-31
ARKO Petroleum Corp.
filed 2026-03-30
CIK 2080921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-43121

ARKO Petroleum Corp.

(Exact Name of Registrant as Specified in Its Charter)

______________________________________________

Delaware	39-3168808
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8565 Magellan Parkway

Suite 400

Richmond, Virginia 23227-1150

(Address of Principal Executive Offices) (Zip Code)
(804) 730-1568
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 par value per share	APC	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second fiscal quarter; therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Capital Market on February 12, 2026.

As of March 27, 2026, the registrant had 12,570,223 shares of its Class A common stock, par value $0.0001 per share (“Class A common stock”) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business and cause actual results to differ materially from those expressed or implied in the forward-looking statements include, but are not limited to, the following:

•
our ability to effectively compete in the highly competitive fragmented motor fuel distribution industry and the fleet fueling business;
•
sustained inflationary pressures on costs for labor, services and materials, and high interest rates;
•
seasonal trends;
•
changes in the wholesale prices of motor fuel;
•
significant changes in demand for fuel-based modes of transportation and for trucking services;
•
negative events or developments associated with branded motor fuel suppliers;
•
dependency on several principal suppliers for our fuel purchases and third-party transportation providers for the transportation of most of our motor fuel;
•
significant portion of our revenue is generated under fuel supply agreements with dealers that must be renegotiated or replaced periodically;
•
changes in economic conditions, tax or trade policy, and consumer confidence in the U.S.;
•
acquisitions not on economically acceptable terms, or acquisitions that do not perform as expected;
•
our ability to successfully integrate acquired operations or otherwise realize the expected benefits from our acquisitions;
•
the Russia-Ukraine War, Israel-Hamas War, U.S./Israel-Iran War, events occurring in response thereto and any expansion of hostilities;
•
environmental protection and operational health and safety laws and regulations related to the distribution, transportation and storage of motor fuels, or business interruptions and inherent hazards and risks that may expose us, our customers or suppliers, to significant costs and liabilities;
•
our ability and our customers’ and suppliers’ ability to obtain, maintain and comply with government permits, licenses and approvals;
•
failure to comply with applicable laws and regulations;
•
generation of sufficient cash from operations after payment of our expenses, and establishment of cash reserves to enable us to pay the intended quarterly distribution to our stockholders;
•
extensive tax liabilities imposed by multiple jurisdictions;
•
the loss of key senior management personnel or the failure to recruit or retain qualified senior management personnel;
•
unfavorable weather conditions;
•
payment-related risks that may result in higher operating costs or the inability to process payments;

•
significant disruptions of information technology systems, breaches of data security or other cybersecurity incidents, or compromised data;
•
evolving laws, regulations, standards, and contractual obligations related to data privacy and security regulations, and our actual or perceived failure to comply with such obligations;
•
our ability to renew leases of land on which certain of our sites are located, or our ability to renew such leases with terms favorable to us;
•
our ability to lease sites we own or sublease sites we lease on favorable terms;
•
our failure to adequately secure, maintain, and enforce our intellectual property rights;
•
our operations present risks which may not be fully covered by insurance;
•
we are a restricted subsidiary and guarantor under the indenture governing the Senior Notes and are therefore subject to various covenants;
•
the agreements governing our indebtedness contain various restrictions and financial covenants;
•
our level of indebtedness, together with ARKO Parent’s indebtedness, the terms of our and its borrowings and any future ARKO Parent credit ratings;
•
our and ARKO Parent’s variable rate debt;
•
changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences;
•
the market price and trading volume of our Class A common stock may be volatile and could decline significantly;
•
continued concentrated ownership of our common stock could depress our Class A common stock price;
•
risks related to our multi-class structure on the market price of our Class A common stock; and
•
future sales or distributions of shares of our Class A common stock could depress our Class A common stock price.

SUMMARY OF PRINCIPAL RISK FACTORS

You should carefully consider the summary of risks below, together with the more detailed risk factors related to our business and industry described under “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K. The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition and cash flows.

• The wholesale motor fuel distribution industry and the fleet fueling business are characterized by intense competition and fragmentation, and our failure to effectively compete could adversely affect our business, financial condition and results of operations;

• Our business could be adversely affected by sustained inflationary pressures which may decrease our operating margins and increase working capital investments required to operate our business;

• Significant changes in demand for fuel-based modes of transportation and for trucking services could materially adversely affect our business;

• We depend on several principal suppliers for our fuel purchases and third-party transportation providers for the transportation of most of our motor fuel. A failure by a principal supplier to renew its supply agreement, a disruption in supply, a significant change in supplier relationships or a significant incident related to a supplier could have a material adverse effect on our business and results of operations;

• A significant portion of our revenue is generated under fuel supply agreements with dealers that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these agreements, then our results of operations and financial condition could be adversely affected;

• If our acquisitions are not on economically acceptable terms, or if our acquisitions do not perform as we expect, our future growth may be negatively impacted;

• The distribution, transportation and storage of motor fuels is subject to environmental protection and operational safety laws and regulations, business interruptions and inherent hazards and risks that may expose us, our customers or suppliers, to significant costs and liabilities, which could have a material adverse effect on our business;

• We are subject to extensive tax liabilities imposed by multiple jurisdictions that potentially have a material adverse effect on our financial condition and results of operations;

• The loss of key senior management personnel or the failure to recruit or retain qualified senior management personnel could materially adversely affect our business;

• Significant disruptions of information technology systems, breaches of data security or other cybersecurity incidents, or compromised data could materially adversely affect our business;

• We are a restricted subsidiary and guarantor under the indenture governing the Senior Notes (as defined herein) and are subject to various covenants under such indenture, which may adversely affect our operations;

• The agreements governing our indebtedness contain various restrictions and financial covenants that may restrict our business and financing activities;

• Our level of indebtedness, together with ARKO Parent’s indebtedness, the terms of our and its borrowings and any future ARKO Parent credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our stockholders and our credit ratings and profile;

• Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition;

• ARKO Parent controls our Company and has the ability to control the direction of our business;

• ARKO Parent’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest or disputes between ARKO Parent and our Company could be resolved in a manner unfavorable to our Company and our other stockholders;

• The services that ARKO Parent provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business;

• If ARKO Parent terminates the Management Services Agreement (as defined herein), or defaults in the performance of its obligations under such agreement, we may be unable to contract with a substitute service provider on similar terms, or at all;

• The liability and obligations of ARKO Parent is limited under our arrangements with it and we have agreed to indemnify ARKO Parent against claims that it may face in connection with certain of such arrangements;

• ARKO Parent may compete with us;

• We have no operating history as a separate public company, and our historical financial information is not necessarily representative of the results we would have achieved as a separate public company and may not be a reliable indicator of our future results;

• The concentrated ownership of our common stock could depress our Class A common stock price;

• We cannot predict the effect our multi-class structure may have on the market price of our Class A common stock;

• Future sales or distributions of shares of our Class A common stock by ARKO Parent could depress our Class A common stock price, impact our operations or result in a change in control of us;

• We are a holding company and our only material asset is our interests in our subsidiaries, and we are accordingly dependent upon distributions from our subsidiaries to pay dividends and taxes and other expenses;

• Certain provisions in our charter (as defined herein) or our debt facilities may discourage, delay or prevent a change in control or prevent an acquisition of our business at a premium price;

• We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and may in the future rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements; and

• We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act.

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to our “Company,” “APC,” “we,” “our,” “ours,” and “us” refer to ARKO Petroleum Corp., a Delaware corporation, including our consolidated subsidiaries.

ITEM 1. BUSINESS

Overview

ARKO Petroleum Corp. is a growth-oriented, fuel distribution company and one of the largest wholesale fuel distributors by gallons in North America, supplying customers in approximately 3,500 locations in the District of Columbia and more than 30 states across the Mid-Atlantic, Midwestern, Northeastern, Southeastern, and Southwestern United States (“U.S.”). Based in Richmond, Virginia, we were formed in July 2025 as a Delaware corporation and a wholly owned subsidiary of ARKO Corp. (“ARKO Parent”), which is one of the largest operators of convenience stores in the U.S., whose common stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “ARKO.” We primarily engage in wholesale activity, which includes the supply of fuel to gas stations operated by third-party dealers; fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and the issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites, and the wholesale distribution of fuel to substantially all of ARKO Parent’s retail convenience stores that sell fuel (“ARKO Retail Sites”).

On February 13, 2026, we completed an initial public offering of 11,111,111 shares of our Class A common stock, par value $0.0001 per share (“Class A common stock”), at a price to the public of $18.00 per share. On March 5, 2026, the underwriters exercised their over-allotment option to purchase 1,459,112 shares of Class A common stock, and on March 9, 2026, we issued and sold such shares to the underwriters. The foregoing transactions are collectively referred to as our “IPO.” The total net proceeds from our IPO were approximately $206.8 million. Our Class A common stock began trading on Nasdaq under the symbol “APC” on February 12, 2026. ARKO Parent indirectly owns 35 million shares of our Class B common stock, par value $0.0001 per share (“Class B common stock”), representing 73.6% of the economic interests in us and 93.3% of the combined voting power of our Class A common stock and Class B common stock.

In connection with our IPO, ARKO Parent contributed to us all of its wholesale and fleet fueling businesses and the rights to supply fuel to substantially all of ARKO Retail Sites.

For the year ended December 31, 2025, we distributed approximately 2.0 billion gallons of fuel to our customers. We purchase our fuel from independent refining companies and major oil companies and then distribute it to customers using third-party haulers, and in certain cases our own trucks.

Our Business Segments

We operate in three segments: wholesale, fleet fueling and GPMP.

Wholesale Segment

Our wholesale segment supplies fuel to gas stations operated by third-party dealers, sub-wholesalers, and bulk and spot purchasers on either a cost-plus, or consignment basis, the material terms of which are described below. For cost-plus fuel supply contracts, the dealer purchases the fuel from us, and we earn a fixed mark-up above our costs. Under consignment contracts, we own the fuel product until sold to the final customer and we are responsible for the pricing of the fuel to the end customer. Additionally, we generally retain any applicable prompt pay discounts and rebates we receive from our fuel suppliers. Historically, the majority of the fuel supply and consignment contracts with our dealers have been renewed at the end of their terms.

•
Fuel supply contracts. As of December 31, 2025, we had 1,801 sites under fuel supply contracts on a cost-plus basis. Our fuel supply contracts are generally exclusive supply agreements with an initial term of 10 years. As of December 31, 2025, the volume-weighted average remaining term for our cost-plus sites was approximately 5.5 years. In addition, we supply fuel, on a cost-plus basis, to a number of additional bulk and spot customers on a non-exclusive basis. The sales price to the customer is determined according to the terms of the relevant contract, which typically reflects our total fuel costs plus the cost of transportation, taxes and our fixed margin. These terms limit our exposure to commodity price volatility. Furthermore, we generally retain any prompt pay discounts and rebates from our fuel suppliers. Our dealers are either (i) “lessee-dealers,” if the dealer leases the convenience store from us or (ii) “open-dealers,” if the dealer owns or leases the site from another party. Property control at the lessee-dealer sites provides us with value and flexibility, along with highly stable income streams. Because we control the underlying property, our relationships with lessee-dealers are generally more durable. Of the lessee-dealer sites, we lease 387 locations and own 113 locations.

•
Consignment contracts. As of December 31, 2025, we had 298 sites under consignment contracts. Under these arrangements, we own the fuel until the time of sale to the final customer at the dealer site, and the gross profit from the sale of fuel is allocated between us and the dealer based on the terms of the relevant contract. There are two possible methods of allocating profit under our consignment contracts: (i) gross profit is split based on a percentage; or (ii) we pay a fixed fee per gallon to the dealer and retain the remainder of the profit. Of the sites under consignment contracts, we lease 136 locations, own 52 locations, and do not have a real estate interest in the remainder. As of December 31, 2025, the volume-weighted average remaining term for our consignment sites was approximately 5.0 years.

As of December 31, 2025, the wholesale segment supplied fuel to 2,099 sites. For the year ended December 31, 2025, the wholesale segment sold 989.1 million gallons of fuel, generating revenues of $2.8 billion and fuel contribution of $94.5 million.

Fleet Fueling Segment

The fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) that sell fuel (primarily diesel) to commercial fleets (including light industrial trucks and commercial vehicles) and municipal entities. The fleet fueling segment generates additional revenue through commissions from the sale of fuel at third-party locations to customers using our proprietary fuel cards, which are accepted at a nationwide network of more than 320,000 retail and private fueling sites, truck stops, maintenance providers and service locations.

We believe we are a leading national cardlock operator, and we have a strong presence in the East Coast, West Texas and New Mexico. Our cardlock sites are strategically located, often in high-traffic corridors and service a diverse base of commercial customers across multiple industries.

As of December 31, 2025, the fleet fueling segment operated a total of 295 sites. For the year ended December 31, 2025, the fleet fueling segment sold 142.8 million gallons of fuel, generating revenues of approximately $483.8 million and fuel contribution of $65.7 million.

GPMP Segment

Our GPMP segment includes the supply of fuel to substantially all of the ARKO Retail Sites at our cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter), with ARKO Parent receiving any prompt pay discounts and rebates. The sales to ARKO Retail Sites, similar to our wholesale cost-plus arrangements, limit our exposure to commodity price volatility. In addition, the GPMP segment charges a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) to certain of the ARKO Retail Sites that are not supplied by us. Our GPMP segment also includes inter-segment transactions for the sale of fuel to substantially all of our wholesale locations at our cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) and charges a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) primarily to fleet fueling locations that are not supplied by the GPMP segment. These inter-segment transactions were eliminated in the combined financials statements.

As of December 31, 2025, the GPMP segment supplied fuel to 1,095 ARKO Retail Sites. For the year ended December 31, 2025, the GPMP segment sold 864.8 million gallons of fuel to ARKO Retail Sites, generating from ARKO Retail Sites revenues of $2.3 billion and fuel contribution of $43.2 million.

ARKO Parent operates convenience stores that sell fuel products and merchandise to retail customers through more than 25 regional store brands. During that same period, ARKO Parent sold 0.9 billion gallons of branded and unbranded fuel to its retail customers. We enjoy substantial purchasing power across our entire platform as a result of supplying fuel to ARKO Parent.

Future ARKO retail organic growth and acquisitions benefit us by: (i) increasing our contracted gallons sold to ARKO Retail Sites and (ii) broadening the opportunity set of desirable M&A targets for us to include wholesale and fleet fueling business that are part of retail companies which may be acquired by ARKO Parent. As we grow our business going forward, we plan to diversify our customer base and decrease our concentration of fuel distributed to ARKO Retail Sites.

In the middle of 2024, ARKO Parent commenced a multi-year transformation plan that includes the conversion of a meaningful number of ARKO Retail Sites to wholesale dealer locations. Our sales team successfully converted 409 ARKO Retail Sites to dealer locations from the middle of 2024 through December 31, 2025 and is focused on converting a meaningful number of additional sites throughout 2026. Our sales team comprises employees of ARKO Parent’s wholesales business who became our employees after our IPO.

Our Business Strategies

Our primary business objective is to maintain and sustainably grow cash flows and to make increasing cash distributions to our stockholders over time by increasing gallons sold. We intend to accomplish these objectives by executing the following strategies:

▪
Focus on Stable, Fee-based Activities that Provide Long-term Value for our Stockholders by:
o
Maintaining cash flow stability. We are committed to maintaining cash flow stability by continuing to enter into cost-plus, long-term supply contracts, which generally minimize commodity price risk due to our predominantly cost-plus model.
o
Continuing to leverage our relationships with fuel suppliers. We intend to continue to leverage our strong relationships with major fuel suppliers to provide attractive fuel pricing to our customers, acquire additional wholesale distribution contracts with additional rebates.
o
Sustainably growing cash available for dividends to stockholders over time. Our primary goal is to maximize investor returns through cash distributions by continuing to grow fuel distribution volumes and maintaining a conservatively capitalized balance sheet with ample financial flexibility.
▪
Leverage Our Relationship with ARKO Parent to Maintain and Grow Stable Cash Flows by:
o
Increasing our fuel distribution volumes by growing volumes of fuel sold at both existing and new-to-industry ARKO Retail Sites. ARKO Parent is a committed customer and has agreed to continue purchasing fuel from us as part of its ongoing supply needs through long-term contractual arrangements with us. ARKO Parent has recently begun investing its capital toward strategic sub-segments of its retail stores and new-to-industry (“NTI”) sites, with a goal of increasing traffic and fuel gallons sold.
o
Increasing our fuel distribution volumes through supplying fuel to new sites acquired by ARKO Parent. ARKO Parent has a proven track record of acquiring and integrating sizeable packages of convenience stores, and we anticipate future ARKO Parent acquisitions will provide us with an opportunity to capitalize on additional fuel volumes sold through new ARKO Retail Sites.
o
Pursuing strategic acquisition opportunities with ARKO Parent. Given the ownership fragmentation across the fuel distribution and retail convenience store industries, we believe that there is considerable opportunity for us to capitalize on industry consolidation. We intend to capitalize on the relationship between our business and ARKO Parent’s complementary retail business by jointly pursuing acquisition opportunities and broadening the opportunity set of desirable M&A targets for us to include wholesale and fleet fueling business that are part of retail companies which may be acquired by ARKO Parent. Acquisitions exclusive to ARKO Parent will still offer the opportunity for us to concurrently grow through the purchase of fuel distribution rights.
▪
Expand Our Third-Party Wholesale Distribution and Fleet Fueling Businesses by:
o
Increasing our wholesale dealer network through recruitment of new dealers. We plan to continue to organically grow our wholesale business by increasing the number of dealer locations. We benefit from a large-scale sales force of approximately 50 dedicated representatives actively pursuing new contracts and customers as ordinary course of business expansion. We also offer the option for our dealers to participate in our preferred-vendor program, which allows our dealers to receive the benefit of more competitive group pricing from non-fuel vendors while also providing us rebates on purchases from selected vendors and making such dealer relationships stickier.
o
Growing our fleet fueling business by increasing fuel volumes with existing commercial accounts and municipalities and growing our network of accounts. We plan to grow our high-margin Fleet Fueling segment through investing in targeted equipment upgrades and branding enhancements to drive volume growth at existing sites. Additionally, our in-house sales team will be focused on organically growing existing and new accounts at our existing cardlocks.
o
Expand our fleet fueling footprint by building new locations. We intend to leverage our experienced management team to identify attractive geographic markets for NTI site development in both existing and new markets. We are targeting 20 NTI fleet fueling locations with target openings during 2026, with one opened in March 2026, and 13 of which we are currently advancing, which we anticipate will have a positive impact on our results of operations given the attractive, durable cash flow profile of our fleet fueling business. New fleet fueling locations can offer high return, capital-efficient organic growth. We also expect that there is room to grow the number of third-party fleet fueling locations we supply through territorial expansion and moderate pricing power.
o
Executing attractive and accretive acquisitions and optimizing assets through effective integration. Historically, the majority of growth within our wholesale segment has been through acquisitions. We intend to continue to grow our business through strategic and accretive acquisitions of wholesale distribution businesses both within our existing area of operations and in new geographic areas. We have a strong track record of successfully acquiring and integrating smaller distributors and fleet fueling businesses that have expanded our market presence, operational scale and increased fuel volumes with fuel suppliers, with minimal additional back-office costs. Our experienced M&A team is continually evaluating opportunities, leveraging a breadth of industry relationships, our strong reputation, and a long track record of success in both wholesale and fleet fueling M&A. Our scale and the experience of our management team gives us the flexibility to pursue a wide range of acquisition opportunities from small bolt-on acquisitions to large-scale transactions. We believe acquiring incremental dealer and cardlock locations may enhance our scale benefits by lowering fuel purchasing costs and creating a business with an attractive margin profile.
o
Continued growth through the conversion of ARKO Retail Sites under ARKO Parent’s multi-year transformation plan. During the year ended December 31, 2025, our wholesale segment grew by 256 sites through the conversion of ARKO Retail Sites to dealer locations as part of ARKO Parent’s multi-year transformation plan.
▪
Maintain a Conservative Capital Structure with Enhanced Financial Flexibility by:
o
Pursuing a conservatively capitalized balance sheet with disciplined financial policy. We plan to maintain a conservative balance sheet that provides ample liquidity and financial flexibility. Based on our revolving borrowing capacity under our Capital One Line of Credit (as defined below) and cash on hand, we had liquidity of $434.3 million as of December 31, 2025, consisting of approximately $15.6 million of cash and cash equivalents and approximately $418.7 million of availability under our Capital One Line of Credit. As of December 31, 2025, we had indebtedness of $542.1 million and $15.6 million of cash on hand, resulting in a Ratio of total debt, net to net income for the year ended December 31, 2025 of 12.0x and a Ratio of Net Debt to Adjusted EBITDA for the year ended December 31, 2025 of 3.7x. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures.”

Our Competitive Strengths

We believe that the following strengths allow us to successfully execute our business strategies:

▪
Experienced management team with an extensive track record of growth. We believe our management team’s significant industry experience is a differentiated competitive advantage. The members of our management team have over 100 years of combined experience in the convenience store and fuel distribution industry.
▪
Relationship with ARKO Parent. One of our key strengths is our relationship with ARKO Parent, which provides us with valuable scale advantages, growth opportunities, and a growing customer network, including approximately 2.4 million enrolled members in its fas REWARDS® loyalty program, which is available in all ARKO Retail Sites and offers members in store exclusive promotional pricing, in-app member only deals and the ability to earn points that can be redeemed for either fuel or merchandise savings. We believe that ARKO Parent will be incentivized to grow our business because of its significant economic interest in us as our majority stockholder. Moreover, we believe that the relationship between our wholesale business and ARKO Parent’s complementary retail business fosters a mutually beneficial commercial relationship that allows us and ARKO Parent to benefit from our combined economies of scale and purchasing power.
▪
Significantly scaled operations. We are one of the largest wholesale fuel distributors in the U.S. and believe we are uniquely positioned to gain market share in a highly fragmented market. We are also able to leverage our scale to enhance efficiencies, including capturing competitive pricing terms and offering multiple fuel branding options for our customers through our strong relationships with our major fuel supply partners such as: BP, ExxonMobil, Marathon, Motiva, Shell, and Valero. We believe that the variety of branded and unbranded motor fuel that we distribute is a key competitive advantage over many other wholesale fuel distributors. As an independent wholesale distributor with strong relationships with a diverse group of major oil companies, we are able to tailor our distribution of specific brands to dealers in geographic regions with demonstrated brand preferences.
▪
Ability to source, integrate and optimize acquisitions. Our strong industry relationships and ability to source and execute accretive acquisitions have allowed us to identify and negotiate transactions on attractive terms, which we expect to continue. Furthermore, we have successfully extracted synergies after integration by reducing overhead costs and leveraging our economies of scale.
▪
Conservatively capitalized balance sheet and strong liquidity profile. We have a strong and conservative financial position that allows us to effectively allocate capital, organically grow our volume of fuel distributed, and pursue opportunistic and accretive acquisitions to support our primary objective of providing long-term value to our stockholders via the maximization of cash distributions.

Our Industry

The U.S. fuel distribution industry is an advantaged industry for multiple reasons, including the resiliency of fossil fuel demand across economic cycles, the insulation from commodity fluctuations via an ability to pass cost increases through to consumers, the varied and diverse customer use cases, the contractual nature of customer contracts and the high-level of fragmentation in the industry. Our position in the industry is bolstered by our relationship with ARKO Parent, as well as our substantial scale and number of customers.

The wholesale motor fuel industry consists of sales of branded and unbranded gasoline and on-highway diesel to retail gas station operators and other wholesale distributors. We play an important role in the energy value chain as we provide smaller fueling station operators with access to fuel products from major oil companies and independent refining companies. In many cases, these operators gain access to major oil company branded fuel and associated imaging programs (branded fuel canopies, fueling equipment and loyalty programs), which enable them to compete more effectively with larger chains. As an alternative, independent station operators may choose to create their own fuel brand offering, in which case we are likely able to supply them with fuel products at lower prices than they would otherwise be able to obtain on their own.

In general, the price of motor fuels is influenced by crude oil prices, refining and transportation costs, and other factors, such as certain regulations and taxes, which vary from state to state. Wholesale distributors purchase branded and unbranded motor fuels from integrated oil companies and refiners and take delivery of the purchased motor fuel at a distribution terminal. The price at which a wholesale distributor generally purchases motor fuel is referred to as the “rack” price, which includes the seller’s profit on the motor fuel. While certain geopolitical events, inclement weather and other factors can quickly disrupt the supply and price of crude oil or refined petroleum products, the impact on wholesale motor fuel prices may be delayed by several days or weeks. We sell motor fuels to our customers at prices that represent our cost of motor fuels plus a profit margin, helping to insulate us from commodity price risk per gallon.

The U.S. wholesale motor fuel distribution industry is intensely competitive. We compete with other fuel resellers and oil companies that market fuel directly to petroleum distributors and retailers. In the fleet fueling segment, we also compete against onsite delivered fuel companies; however, we believe that our large cardlock network and fleet fueling cards provide a competitive advantage. We compete, among other things, on the basis of price, service, and reliability. Today, our standing as a top ten independent fuel distributor in the U.S. by volume enables us to obtain attractive pricing and terms from fuel suppliers and thereby confers a pricing advantage as compared to smaller competitors. In addition, our scale, sophistication, access to numerous suppliers and supply points, as well as our robust energy logistics infrastructure ensure that we have competitive access to supply in periods of disruption, enhancing our ability to serve as a reliable supply partner to our customers.

The U.S. fuel distribution industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors, which provides us with potentially attractive acquisition opportunities as well as a competitive advantage due to our scale. According to First Research, as of the end of 2025, there were approximately 6,500 domestic wholesale fuel distributors, reflecting the fragmented nature of our industry. Additionally, the largest distributor has only an 8% market share. In recent years, there has been substantial consolidation involving such smaller fuel distributors, which we expect will continue. As a historically active acquiror of retail and wholesale fuel distributors, our M&A sourcing and integration capabilities serve as a point of strength as we observe an industry will have ample, highly strategic acquisition targets.

Our Relationship with ARKO Parent

One of our key strengths is our relationship with ARKO Parent, which provides us with valuable scale advantages, growth opportunities, and a growing customer network.

ARKO Parent operates convenience stores that sell fuel products and merchandise to retail customers through more than 25 regional store brands. The vast majority of ARKO Parent-operated convenience stores sell fuel. For the year ended December 31, 2025, ARKO Parent’s retail segment generated total revenues of $4.4 billion, including $1.5 billion of in-store sales and other revenues. During that same period, ARKO Parent sold 0.9 billion gallons of branded and unbranded fuel to its retail customers. We enjoy substantial purchasing power across our entire platform as a result of supplying fuel to ARKO Parent.

In the middle of 2024, ARKO Parent commenced a multi-year transformation plan that includes the conversion of a meaningful number of ARKO Retail Sites to wholesale dealer locations. Our sales team successfully converted 409 ARKO Retail Sites to dealer locations from the middle of 2024 through December 31, 2025 and is focused on converting a meaningful number of additional sites throughout 2026. Our sales team comprises employees of ARKO Parent’s wholesales business who became our employees after our IPO.

In conjunction with our IPO, we and ARKO Parent have entered into the following agreements that govern our ongoing business relationships and operational arrangements.

•
Management Services Agreement. A management services agreement (the “Management Services Agreement”) pursuant to which ARKO Parent continues to perform or arrange for a broad range of services for our benefit, including support in the areas of operations, human resources, payroll and benefits administration, finance and accounting, financial and public company reporting, information technology, legal, real estate management, executive services and general administrative services. The scope of the services may be modified by mutual agreement of the parties and the related fees are generally based on cost allocations, usage or other metrics, plus reimbursement of direct expenses.
•
Omnibus Agreement. An amended and restated omnibus agreement (the “Omnibus Agreement”) which provides for a long-term, exclusive fuel supply relationship between us and ARKO Parent, and also governs acquisition and other accretive opportunities and how they will be allocated among the parties. If opportunities arise for either GPM or us to acquire convenience stores, wholesale motor fuel distribution contracts, dealer locations, fleet fueling locations, or related fuel distribution assets, GPM will be offered the opportunity to acquire the convenience store businesses, while we will be offered the opportunity to acquire wholesale, fleet fueling and supply-related businesses, at a purchase price that the parties negotiate in good faith.
•
Employee and Intercompany Matters Agreement. An employee and intercompany matters agreement (the “Employee and Intercompany Matters Agreement”) that governs the allocation of employee benefit and compensation plans, and certain shared obligations between ARKO Parent and our affiliates, including that all of its subsidiaries will continue to be covered by joint insurance policies, except with respect to directors and officers insurance (which directors and officers insurance we have purchased directly). In addition, the Employee and Intercompany Matters Agreement grants our subsidiaries a non-transferable, non-exclusive, royalty-free license to use the “GPM” name and related marks.
•
Fuel Distribution Agreement. A third amended, restated and consolidated fuel distribution agreement with certain of our subsidiaries (the “Fuel Distribution Agreement”), which regulates the exclusive distribution of branded and unbranded gasoline, diesel fuel, ethanol, biodiesel and kerosene for convenience stores and gasoline facilities operated by ARKO Parent’s subsidiaries. The Fuel Distribution Agreement establishes pricing based on the applicable rack price plus a fixed adder, together with applicable taxes, fees and surcharges.
•
Tax Matters Agreement. A tax matters agreement that governs our and ARKO Parent’s respective rights, responsibilities and obligations with respect to certain tax matters.

Additionally, there are various real estate agreements amongst ARKO Parent and its subsidiaries pursuant to which they lease, sublease or are co-tenants with respect to various properties used in their business operations. These related party agreements are material to our business operations and financial performance.

While our relationship with ARKO Parent is a significant strength, it is also a source of potential conflicts. Potential conflicts may arise between ARKO Parent and us in a number of areas relating to our strategic relationship, including but not limited to the nature, quality, and pricing of services ARKO Parent has agreed to provide us, and any new commercial arrangements between ARKO Parent and us in the future. We expect to address any such conflicts by requiring specific matters that our Board of Directors (the “Board of Directors” or the “Board”) believes may involve conflicts of interest to be reviewed and approved by our independent Conflicts Committee, which consists of at least two directors who are independent under the Nasdaq corporate governance standards and do not also serve on ARKO Parent’s board of directors (“ARKO Parent Board”). For a more detailed description of such conflicts of interest and the related risks, see “Risk Factors—Risks Related to our Governance Relationship with ARKO Parent.”

Suppliers

We purchase motor fuel primarily from large, integrated oil companies and independent refiners under supply agreements. As of December 31, 2025, approximately 91% of dealer locations and approximately 81% of ARKO Retail Sites sold branded fuel. We sell branded fuel under brand names including, among others, BP®, Exxon®, Marathon®, Shell® and Valero®. In addition, as of December 31, 2025, we purchase unbranded fuel from branded and unbranded fuel suppliers to supply 193 dealer locations, 207 ARKO Retail Sites and 295 cardlock locations. We believe that offering branded fuel enables us to maintain a secure fuel supply.

Competition

The wholesale business is competitive. In the wholesale segment, we supply fuel to third-parties both at sites owned or leased by dealers, and bulk and spot purchasers. For sites that we do not own or lease, in the renewal of contracts, we compete with refiners that distribute their own products, as well as other independent third-party motor fuel distributors.

In order to mitigate this competition, we typically offer our third party dealers competitive pricing within the framework of our existing fuel supply agreements, such as those we have with BP, ExxonMobil, Marathon, Motiva, Shell and Valero, with the advantage that we distribute fuel sourced from a number of major oil company suppliers which allows us to approach a wide variety of branded and unbranded dealers in order to offer a variety of alternative supply arrangements. Wholesale fuel distributors typically compete by offering lesser collateral requirements and larger incentives and/or rebates to enter into contracts. We believe we have competitive arrangements with respect to fuel equipment, which provides an advantage when negotiating contracts with equipment suppliers by allowing us to be more competitive on upfront investments at sites.

Cardlocks compete against retail gas stations, especially those with a significant number of high-flow diesel pumps, however, we believe that our cardlock footprint allows for easier access and more efficient fueling for commercial vehicles than traditional retail fueling locations. Site growth in the fleet fueling segment is driven by commercial customers outsourcing the provision of on-site fleet fueling. The primary competitors for third-party sites are companies that provide delivered fuels, with national, regional and local companies offering this service. We believe that we are well positioned in the industry because we combine the ability to utilize our proprietary cardlock sites with our fleet card product sales.

Environmental and Other Government Regulations

Our operations are subject to numerous legal and regulatory restrictions and requirements at the federal, state and local levels. With regard to fuel, these restrictions and requirements relate primarily to the transportation, storage, and sale of petroleum products, including stringent environmental protection requirements. In our wholesale and GPMP segments, we are also subject to the Petroleum Marketing Practices Act, which is a federal law that applies to the relationships between fuel suppliers and wholesale distributors, as well as between wholesale distributors and dealers, regarding the marketing of branded fuel.

With respect to data collected by us or on our behalf, including credit card information and data related to customers, we are subject to federal, state and local requirements related to the possession, use and disclosure of personally identifiable information, including mandated procedures to be followed in the event a data breach were to occur.

We hold various federal, state, and local licenses and permits, some of which are perpetual, but most of which must be renewed annually. These include general business licenses and licenses and permits that are required in connection with the sale of fuel.

Our operations are subject to federal and state laws governing such matters as minimum wage, overtime, rest breaks, working conditions and employment eligibility requirements. New and proposed regulations at local, state and federal levels have affected minimum wage rates, paid time-off and paid sick leave.

With respect to environmental, health and safety regulations, we are subject to a comprehensive framework of local, state and federal environmental laws and regulations governing our properties and operations, including, but not limited to, the transportation, storage and sale of fuel. These regulations significantly impact our operations and necessitate strict adherence to the requirements set forth by the U.S. Environmental Protection Agency (“EPA”) and other federal and state agencies. Key applicable federal statutes include the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Occupational Safety and Health Act; the Hazardous Materials Transportation Act; the Energy Policy and Conservation Act; and analogous local and state laws and regulations. Compliance with these laws is essential to our commitment to environmental stewardship and operational integrity.

The EPA and several states also regulate the ownership and operation of underground fuel storage tanks (“USTs”), the release of hazardous substances into the air, water and land; the storage, handling disposal and transportation of hazardous materials; restrictions on exposure to hazardous substances and maintaining safety and health of employees who handle or are exposed to such substances. These regulations require UST owners to demonstrate that they have the financial capacity to pay for environmental cleanup associating with USTs. Several states in which we conduct business have state-sponsored trust fund programs that allow for the sharing and reimbursement of the costs of corrective measures incurred by UST owners. In addition, we are subject to regulations regarding fuel quality and air emissions.

We are committed to compliance with all applicable environmental laws and regulations. Nevertheless, we have ongoing remediation obligations at certain of our facilities to address contamination and spills, both historical and more recent, and we expect that we could be required to remediate additional sites in the future due to the risks inherent to our business. We allocate a portion of our capital expenditure program to compliance with environmental laws and regulations and environmental remediation. Such capital expenditures were approximately $2.5 million for the year ended December 31, 2025, and we do not expect such capital expenditures to be material for the year ending December 31, 2026. ARKO Parent’s environmental department maintains direct interaction with federal, state and local environmental agencies across all jurisdictions in which we operate so that we remain informed of regulatory developments and to promote compliance with evolving environmental standards. As part of our environmental risk management process, ARKO Parent engages qualified environmental consultants and service providers. These experts assist in analyzing our exposure to environmental risks, developing remediation plans and implementing corrective actions as necessary. We believe this collaborative approach effectively manages potential environmental liabilities while upholding our commitment to sustainability.

Human Capital Resources

Following our IPO, approximately 360 former full-time ARKO Parent employees became our employees. Our employees are entitled to participate in ARKO Parent’s benefits plan and professional development programs until such time as we adopt such plans or develop such programs as contemplated by the Employee and Intercompany Matters Agreement. All of our executive management personnel are employees of ARKO Parent or one of its subsidiaries, devoting a portion of their time to our business and affairs pursuant to the terms of the Management Services Agreement.

Intellectual Property

We rely on trademarks that we own and trademarks we license from third-parties to protect our brands and identify the source of our goods and services. We have registered or applied to register many of our trademarks with the United States Patent and Trademark Office. We license various marks in relation to the branded fuels that we supply, including “BP,” “Exxon,” “Marathon,” “Shell,” and “Valero.”

We rely on other forms of intellectual property to help establish and maintain our competitive advantage, including proprietary software, trade secrets and other proprietary and confidential information. We also rely on our own proprietary and confidential information, including trade secrets and a limited amount of proprietary software, to conduct our business and preserve our position in the market. As a key part of our broader risk management strategy, we use access controls and contractual restrictions in an effort to prevent unauthorized use or disclosure of our proprietary or confidential information.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Information that we file with the SEC is available at the SEC’s website at www.sec.gov. We also make available free of charge on or through our website, at www.arkopetroleum.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Use of our Website and Social Media to Distribute Material Company Information

We use our website as a channel of distribution for important Company information. We post on our website important information, including press releases, investor presentations and financial information, which may be accessed by clicking on the News & Events, Company Info, and Governance sections of www.arkopetroleum.com. We also use our website to expedite public access to time-critical information regarding our Company in advance of, or in lieu of, distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the News & Events, Company Info, and Governance sections of our website for important and time-critical information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when certain new information is made available on our website. Information contained on, or accessible through, our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.

We encourage investors, the media and other interested parties to review the information we post on our website, together with the information we file with the SEC and announce via press releases, conference calls and webcasts.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K, including the audited combined financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K (the “combined financial statements”) and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows.

Risks Related to Our Business and Industry

The wholesale motor fuel distribution industry and the fleet fueling business are characterized by intense competition and fragmentation, and our failure to effectively compete could adversely affect our business, financial condition and results of operations.

The market for distribution of wholesale motor fuel and the fleet fueling business is highly competitive and fragmented, which results in narrow margins. We have numerous competitors, and some may have significantly greater resources and name recognition than we do. We rely on our ability to provide value added reliable services to maintain our margins and competitive position. If we were to fail to maintain the quality of our services, any or all of our wholesale customers could choose alternative distribution sources, decreasing our margins. Furthermore, major integrated oil companies may decide to distribute their own products in direct competition with us, or large wholesale customers may attempt to buy directly from the major integrated oil companies. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

Our business could be adversely affected by sustained inflationary pressures which may decrease our operating margins and increase working capital investments required to operate our business.

The U.S. inflation rate steadily rose in 2021 and into 2022 before eventually declining materially during 2023 and stabilizing at lower levels in 2024. Inflation remained elevated in 2025, with consumer prices increasing approximately 2.7% in the 12-month period ended December 2025. A continued period of elevated inflation may further increase our costs for labor, services and materials, which, in turn, could cause our operating costs and capital expenditures to increase. Further, our customers also face ongoing inflationary pressures and resulting impacts, such as the tight labor market and supply chain disruptions. The Federal Reserve and other central banks have implemented policies in an effort to curb inflationary pressure on the costs of goods and services across the U.S., including raising interest rates 11 times during 2022 and 2023. The Federal Reserve Board then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. More recently, the Federal Reserve began an easing cycle in September 2024 and has continued its policy rate, including additional cuts in December 2024 and September, October and December 2025, but held rates steady at its January 2026 meeting. The Federal Reserve Board may seek to further reduce interest rates, increase interest rates or maintain current interest rates. Despite recent reductions, interest rates remain elevated compared to recent historical periods, and the future path of inflation and interest rates remain uncertain. Additionally, ongoing uncertainty related to tariff policies and their potential inflationary effects may further complicate the Federal Reserve’s ability to reduce rates. Elevated interest rates may increase our cost of capital, constrain our access to financing, and slow economic growth. These factors, individually or collectively, may not be recoverable through price adjustments and could have an adverse effect on our operating margins, liquidity, results of operations, and financial condition.

The motor fuel business is subject to seasonal trends, which may affect our earnings and ability to make distributions.

We and our customers experience more demand for motor fuel during the late spring and summer months than during the fall and winter. Travel, recreation and construction activities typically increase in these months in the geographic areas in which we operate, increasing the demand for motor fuel.

Therefore, the volume of motor fuel that we distribute is typically somewhat higher in the second and third quarters of our fiscal year. As a result, our results from operations may vary from period to period, which would affect our earnings and may affect our ability to make cash distributions. Unfavorable weather conditions during the spring and summer months and a resulting lack of the expected seasonal upswings in traffic and sales could also adversely affect our customers’ business, financial condition and results of operations, which may adversely affect our business, financial conditions and results of operations.

Our financial condition and results of operations are influenced by changes in the wholesale prices of motor fuel, which may materially adversely impact our sales, operations, customers’ financial condition and the availability of trade credit.

Our operating results are influenced by prices for motor fuel, variable consignment and cardlock margins and the market for such products. Crude oil and domestic wholesale motor fuel markets are volatile. The margins we earn on our wholesale and fleet fueling segments’ sales, and the gallons of fuel we sell, are dependent on a number of factors outside our control, including the overall supply of refined products, overall market conditions, the demand for these products, competition from third parties, and the price of crude oil and domestic wholesale motor fuel. General political conditions, tariffs, trade wars, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia, Africa and South America, could significantly affect crude oil supplies and wholesale fuel prices. Significant increases and volatility in wholesale fuel prices could result in substantial increases in the retail price of motor fuel products, lower fuel gross margin per gallon, lower demand for such products and lower sales to customers and dealers. As motor fuel prices decrease, so do our prompt payment incentives, which are generally calculated as a percentage of the total purchase price of the motor fuel we distribute.

Conversely, as motor fuel prices increase, the margins we realize at our consignment and certain of our cardlock locations generally decrease as a result of the delay with which retail prices respond to wholesale price changes. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our financial condition and results of operations. We occasionally lock in fuel prices by committing to purchase fuel in the future at a certain price. If the spot price for fuel at the time we actually take delivery of such product is less than what we paid for it, our margins could be negatively impacted. Fuel futures contracts to hedge price volatility may not perform as intended, which may negatively impact our margins. Extended periods of market conditions that result in us earning margins lower than anticipated or in us selling fewer gallons of product to wholesale and fleet fueling customers, for any of the reasons set forth above or otherwise, could adversely affect our financial condition, results of operations and cash flows.

Additionally, when diesel fuel prices rise, this results in higher truck shipping costs which causes shippers to consider alternative means for transporting freight, which may reduce trucking business and, in turn, may reduce our fuel sales volume. High diesel fuel prices may also cause our trucking customers to seek cost savings throughout their businesses, including measures which reduce total fuel consumption and may in turn reduce our fuel sales volume.

Finally, higher prices for motor fuel may reduce our access to trade credit or worsen the terms under which such credit is available to us or may affect independent dealers, who may have insufficient credit to purchase motor fuel from us at their historical volumes, which could have a material adverse effect on our financial condition and results of operations.

Significant changes in demand for fuel-based modes of transportation and for trucking services could materially adversely affect our business.

Our business is generally driven by growth of road traffic, demand for trucking services, and trends in travel and tourism. Automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines, electric vehicles and alternative clean power systems. Developments aimed at reducing greenhouse gas (“GHG”) emissions’ contribution to climate change may decrease the demand or increase the cost for our major product, petroleum-based motor fuel. Attitudes toward motor fuel and its relationship to the environment may significantly affect our effectiveness in marketing our product and sales. Efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation such as electric, hybrid, battery powered, hydrogen or other alternative fuel-powered motor vehicles may foster a negative perception toward motor fuel or increase costs for our product, thus affecting the public’s attitude toward our primary product. In 2025, electric vehicles accounted for approximately 7.8% of all light vehicle sales in the United States. In addition, truck and other vehicle manufacturers and our customers continue to focus on ways to improve motor vehicle fuel efficiency and conserve fuel, including use of truck platooning, or the electronic linking of trucks with a lead vehicle, heat and kinetic energy recovery technologies, substantially lighter “super trucks” and higher efficiency motor fuels. In addition, there are government regulations at both the state and federal level aimed at reducing emissions and increasing fuel efficiency (e.g., EV mandates, fuel efficiency standards and low emission zones) and other factors to accelerate the transition to electric vehicles, which could reduce demand for our products and services. Demand for trucking services in the U.S. generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks usually declines, and in turn demand for diesel fuel supplied by our fleet fueling segment typically declines, which could significantly harm our results of operations and financial condition.

Significant developments in any of the above-listed factors could lead to reductions in the demand for petroleum-based fuel and have a material adverse effect on our business, financial condition and results of operations.

Negative events or developments associated with branded motor fuel suppliers could have a material adverse impact on our revenues.

The success of our operations is dependent, in part, on the continuing favorable reputation, market value and name recognition associated with the motor fuel brands sold at ARKO Parent’s gas stations and to dealers. An event which adversely affects the value of those brands could have a negative impact on the volumes of motor fuel we distribute, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We depend on several principal suppliers for our fuel purchases and third-party transportation providers for the transportation of most of our motor fuel. A failure by a principal supplier to renew its supply agreement, a disruption in supply, a significant change in supplier relationships or a significant incident related to a supplier could have a material adverse effect on our business and results of operations.

We depend on several principal suppliers for our fuel purchases. A significant disruption or operational failure affecting the operations of any of our suppliers, including its ability to have adequate supply at its fuel terminals, could materially impact the availability, quality and price of fuel we sell, cause us to incur substantial unanticipated costs and expenses, and adversely affect our business, financial condition and results of operations.

Our fuel supply agreements expire on various dates through June 2032. If any of our principal suppliers elects not to renew their contracts with us, we may be unable to replace the volume of motor fuel we currently purchase from such supplier on similar terms or at all. We rely upon our suppliers to timely provide the volumes and types of motor fuels for which they contract. In times of extreme market demand, supply disruption or as a result of futures market and geopolitical conditions, we may be unable to acquire enough fuel, including diesel fuel in particular, to satisfy the demand of our customers. Most of the motor fuel we distribute is transported from terminals to gas stations and cardlock locations by third-party transportation providers. Such providers may suspend, reduce or terminate their obligations to us if certain events (such as force majeure) occur, or may be subject to a shortage of drivers that results in a disruption in service. A change of key transportation providers, a disruption or cessation in services or supply provided by our providers, a significant change in our relationship with our suppliers or a significant accident or other incident involving a transportation provider could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue is generated under fuel supply agreements with dealers that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these agreements, then our results of operations and financial condition could be adversely affected.

A significant portion of our revenue is generated under fuel supply agreements with dealers. As these supply agreements expire, they must be renegotiated or replaced. Our fuel supply agreements generally have an initial term of 10 years. As of December 31, 2025, the volume-weighted average remaining term for our dealers was approximately 5.4 years. Our dealers have no obligation to renew their fuel supply agreements with us on similar terms or at all. We may be unable to renegotiate or replace our fuel supply agreements when they expire, and the terms of any renegotiated fuel supply agreements may not be as favorable as the terms of the agreements they replace. Whether these fuel supply agreements are successfully renegotiated or replaced is frequently subject to factors beyond our control. Such factors include fluctuations in motor fuel prices, a dealer’s ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our fuel supply agreements, or must renegotiate or replace them on less favorable terms, revenues from these agreements could decline and our results of operations and financial condition could be adversely affected.

Because a substantial portion of our revenue is currently derived from ARKO Parent, any development that materially and adversely affects ARKO Parent’s operations, financial condition or market reputation could have a material and adverse impact on us.

ARKO Parent is our most significant customer and accounted for approximately 41% of our revenue in the year ended December 31, 2025, and we expect to derive a significant portion of our revenues from ARKO Parent in the near term. As a result, any event that adversely affects ARKO Parent’s operations, financial condition, market reputation, liquidity, results of operations or cash flows may adversely affect our business and results of operations. Accordingly, we are indirectly subject to the business risks of ARKO Parent. Further, we are subject to the risk of non-payment or non-performance by ARKO Parent pursuant to contractual arrangements with ARKO Parent. We cannot predict the extent to which ARKO Parent’s business would be impacted if conditions in our industry deteriorate, nor can we estimate the impact such conditions would have on ARKO Parent’s ability to perform under its agreements with us. Any material non-payment or non-performance by any significant customer of ours, including ARKO Parent, would adversely affect our business and operating results.

Changes in economic conditions, tax or trade policy, and consumer confidence in the U.S. could materially adversely affect our business.

Our operations and the scope of services we provide are affected by changes in the macroeconomic situation in the U.S., which has a direct impact on consumer confidence and spending patterns. A number of key macroeconomic factors, such as interest rates and unemployment, could have a negative effect on consumer habits and spending, and lead to lower demand for fuel.

Significant negative developments in the macroeconomic environment in the United States could have a material adverse effect on our business, financial condition and results of operations.

If our acquisitions are not on economically acceptable terms, or if our acquisitions do not perform as we expect, our future growth may be negatively impacted.

Our growth strategy includes the acquisition of other companies, contracts and assets that either complement or expand our existing businesses. Any such acquisitions will be subject to the negotiation of definitive agreements, applicable governmental approvals and consents, including under applicable antitrust laws, and, in certain instances, satisfactory financing arrangements. We cannot assure you that we will be able to identify suitable transactions and, even if we are able to identify such transactions, that we will be able to consummate any such transactions on economically acceptable terms. Any acquisitions that we pursue may involve a number of risks, including some or all of the following:

•
the diversion of management’s attention from our core business;
•
the disruption of our ongoing business;
•
inaccurate assessment of liabilities or assets and lack of adequate protections or potential related indemnities;
•
the inability to successfully integrate our acquisitions;
•
the inability to achieve the anticipated synergies and financial improvements;

•
the loss of key customers or employees;
•
increasing demands on our operational systems;
•
the integration of information systems and internal control over financial reporting; and
•
possible adverse effects on our reported results of operations or financial position.

We may be dependent on ARKO Parent to identify and pursue acquisition opportunities and to offer such opportunities to us pursuant to the terms of the Omnibus Agreement. We may not be able to grow through acquisitions if we or ARKO Parent are unable to identify attractive acquisition opportunities. There could be the potential for conflicts of interest when we and ARKO Parent jointly pursue acquisitions or other corporate opportunities that may be suitable for both companies. For example, conflicts may arise if there are issues or disputes under the commercial arrangements that will exist between ARKO Parent and us, including the Omnibus Agreement, in relation to such acquisitions or other matters. Furthermore, ARKO Parent is under no obligation to adopt a business strategy that favors us. Subject to the terms of the Omnibus Agreement, ARKO Parent may favor its own interests in negotiating the terms of any acquisitions jointly pursued by us and ARKO Parent. The directors and officers of ARKO Parent have fiduciary duties that require them to make decisions in the best interests of the stockholders of ARKO Parent, which may be contrary to our interests. Such conflicts of interests and competing fiduciary obligations may inhibit our ability to grow or make additional acquisitions.

Our ability to grow and make acquisitions with cash on hand may be limited by our leverage, the terms of our and ARKO Parent’s indebtedness, and our cash dividend policy.

There is intense competition for acquisition opportunities in our industry, and we may not be able to identify attractive acquisition opportunities. Competition for acquisitions may also increase the cost of, or cause us to refrain from, completing acquisitions. We may complete acquisitions, which, contrary to our expectations, ultimately do not prove to be accretive. If any of these events were to occur, our future growth may be negatively impacted.

We may be unable to successfully integrate acquired operations or otherwise realize the expected benefits from our acquisitions, which could adversely affect the expected benefits from our acquisitions and our results of operations and financial condition.

Any acquisition involves the integration of the business of two companies that have previously operated independently. The difficulties of combining the operations of the two businesses include: integrating personnel with diverse business backgrounds; familiarizing employees with new systems; and combining different corporate cultures.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business, and the loss of key personnel or customers. The diversion of management’s attention and any delay or difficulty encountered in connection with the integration of the two companies’ operations could have an adverse effect on our business and results of operations.

The success of our acquisitions depends, in part, on our ability to realize the anticipated benefits from combining the acquired business with ours. If we are unable to successfully integrate an acquired business, the anticipated benefits of such acquisition may not be realized fully or may take longer to realize than expected, which could have a material adverse effect on our business, financial condition and results of operations. For example, we may fail to realize the anticipated increase in earnings anticipated to be derived from an acquisition or the synergies expected, or there could be higher expenses related to the acquired business than expected. In addition, as with any acquisition, a significant decline in asset valuations or cash flows may also cause us not to realize expected benefits.

The Russia-Ukraine War, Israel-Hamas War, U.S./Israel-Iran War, events occurring in response thereto and any expansion of hostilities, as well as the political, economic and social instability in Venezuela, may have an adverse impact on our business, our future results of operations, and our overall financial performance.

The effects on our business, financial condition, and results of operations of the conflicts between Russia and Ukraine beginning in February 2022 between Israel and Hamas beginning in October 2023, and between the U.S. and Israel against Iran beginning in February 2026, as well as the political, economic and social instability in Venezuela, are impossible to predict. Any increase in sanctions, escalation of the conflicts, including the regional or global expansion of hostilities, and other future developments could significantly affect the global economy, lead to market volatility and supply chain disruptions, have an adverse impact on energy prices, including prices for crude oil, other feedstocks, and refined petroleum products, have an adverse impact on the margins from our wholesale distribution and fleet fueling operations, and have a material adverse effect on our business, financial condition, and results of operations.

The distribution, transportation and storage of motor fuels is subject to environmental protection and operational safety laws and regulations, business interruptions and inherent hazards and risks that may expose us, our customers or suppliers, to significant costs and liabilities, which could have a material adverse effect on our business.

Our operations—including the sale, distribution, transportation, and storage of fuel products—and those of our suppliers and customers are subject to various environmental, health, safety, and operational risks that could materially and adversely affect our business, financial condition, and results of operations.

We and our facilities, particularly the storage, transportation and sale of fuel products, as well as the operations of our suppliers and customers, are subject to extensive federal, state and local environmental, health and safety laws and regulations, in particular, those related to the quality of fuel products, the handling and disposal of hazardous wastes and the prevention and remediation of environmental contaminations. These continue to evolve and have generally become more stringent over time. We invest financial and managerial resources to comply with environmental laws and regulations and believe such investment will be necessary for the foreseeable future. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, the issuance of orders enjoining our operations, or other claims and complaints.

Additionally, our insurance and compliance costs may increase as a result of changes in environmental laws and regulations or changes in enforcement. These laws and regulations, as well as any new laws and regulations affecting fuel quality standards or the sale, distribution transportation and storage of motor fuels, have tended to become increasingly restrictive over time and could adversely affect our business and operating results by increasing our costs, limiting the demand for our products and services, or restricting our operations in the future. Most compliance costs are embedded in normal business operations. However, it is uncertain how much additional investment in technology, equipment, facilities or increased operating costs will be necessary to address hazardous materials, environmental restoration or new regulatory requirements.

Accidental leaks, spills, or other releases have occurred at our facilities and may continue to occur during our and dealer operations, potentially resulting in corrective actions, which can be costly, or environmental investigations at our facilities, leased locations, or third-party sites we manage. We may also face liability at non-company sites where our products have been handled or disposed of, particularly if prior practices—even if acceptable at the time—require remediation to meet current standards. Where releases of motor fuels, other pollutants, substances or wastes have occurred, federal and state laws and regulations, and our lease agreements, require that contamination caused by such releases be assessed and remediated to meet applicable clean-up standards. Certain environmental laws impose strict, joint and several liability without regard to negligence or fault on current and former site owners and operators for costs required to clean up and restore sites where motor fuels or other hazardous waste products have been disposed of or otherwise released. We may also be exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. Private parties may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental and safety laws and regulations or for personal injury or property damage. The costs associated with the investigation and remediation of contamination, as well as any associated third-party claims for damages or to impose corrective action obligations, could be substantial and could have a material adverse effect on us or our dealers.

Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, including the production of fossil fuels, could reduce our ability to procure product, require us to incur additional handling costs or require the expenditure of capital. We may be unable to procure product or recover these costs through an increased selling price.

Most of our fuel is transported by third-party carriers. A portion of fuel is transported in our own trucks; therefore, our operations are also subject to hazards and risks inherent in transporting motor fuel. These hazards and risks include, but are not limited to, fires, explosions, traffic accidents, spills, discharges and other releases, and cross-drops, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally imposed fines or clean-up obligations, personal injury or wrongful death claims, and other damage to our properties and the properties of others. Our operations are also subject to business interruptions from unplanned maintenance, fires, explosions, severe weather, power outages, labor disputes, acts of terrorism or other natural or man-made disasters. These events can result in serious injury or loss of life, property damage, environmental harm and significant financial losses. While we maintain insurance coverage, not all events may be fully insured or insurable or, if covered, the financial amount of such liabilities may exceed our policy limits or fall within applicable deductible or retention limits. Furthermore, our storage tanks are generally long-lived assets, and some have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. If any of our facilities, or those of our customers or suppliers, suffer significant damage or are forced to shut down for a significant period of time, it may have a material adverse effect on our results of operations and our financial condition as a whole.

The transportation of motor fuels, as well as the associated storage of such fuels, is subject to various federal, state and local environmental laws and regulations covering storage tanks, material releases, hazardous waste management, and employee safety. These regulations require permits, compliance with pollution standards and impose liability for pollution or non-compliance. Federal and state authorities, including the DOT and EPA, monitor compliance and may impose fines, penalties, or orders to halt operations.

Our business, and the businesses of our suppliers and customers, may also be affected by the adoption of environmental laws and regulations intended to address global climate change by limiting carbon emissions and introducing more stringent requirements for the exploration, drilling transportation, and use of crude oil and petroleum products. A number of state and regional efforts have emerged to address climate change and GHGs, including efforts that are aimed at tracking or reducing GHG emissions by means of cap-and-trade or carbon tax programs. Although it is not possible at this time to predict how new legislation or regulations that may be adopted to address GHG emissions would impact us, any future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from our or our suppliers’ or customers’ equipment and operations, could require us to incur costs to reduce or measure emissions of GHGs associated with operations. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states or international jurisdictions, as well as international, state and local climate change initiatives, such as increased energy or fuel efficiency standards or mandates for renewable energy sources, could adversely affect our business or the business of our suppliers or customers. Widespread implementation of such laws and regulations may lead to a significant increase in the cost of petroleum-based fuels or otherwise lower demand for road transportation fuel, which may have a material adverse effect on our results of operations and our financial condition as a whole.

Upon entering office, the current federal U.S. administration issued a series of executive orders that signaled a significant shift in the United States energy, environmental and climate change policy from the prior U.S. presidential administration. Among other directives, such executive orders: (i) direct federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, transportation and refining and call for the use of emergency regulations to expedite energy infrastructure projects; (ii) rescission of pre-existing executive actions meant to address climate change, including initiation of the withdrawal of the U.S. from the Paris Agreement and other climate change-focused international initiatives; (iii) promote energy exploration and production on federal lands and waters; (iv) mandate a review of existing regulations that may burden domestic energy development; and (v) pause disbursement of funds appropriated through the Inflation Reduction Act of 2022 and Infrastructure Investment and Jobs Act, including funds intended to support renewable energy and electric vehicle technologies. The administration has since proposed or promulgated a variety of regulatory initiatives, other executive actions and legislative proposals intended to further these and other policy priorities. These efforts include executive actions or legislative initiatives rescinding or limiting funding and tax provisions of the Inflation Reduction Act of 2022 in support of renewable energy technologies and electric vehicle adoption discussed above, including the One Big Beautiful Bill Act enacted on July 4, 2025, and the retraction of the 2009 “endangerment finding” that GHGs are dangerous to human health. The outcome or effects of such policy changes cannot be predicted at this time. The long-term impact of such actions, and any future actions taken during the current administration, on our and our suppliers’ and customers’ operations or the demand for our products and services, if any, is difficult to predict at this time; however, they may result in increased activity from other policymakers, including at the state and local level, or from the private sector, which may adversely impact our operations or those of our value chain.

For more information on potential risks arising from environmental and occupational safety and health laws and regulations, please see “Business—Environmental and Other Government Regulations.”

We are subject to risks regarding sustainability matters.

There is ongoing scrutiny from investors, customers, policymakers and other stakeholders regarding companies’ management of climate change, human capital, and various other sustainability matters. We or ARKO Parent engage in various initiatives (including disclosures) to help manage such matters and address stakeholder expectations; however, such initiatives can be costly and may not have the desired effect. For example, many sustainability initiatives leverage methodologies, standards, and data that are complex and continue to evolve. As with other companies, we expect our approach and that of ARKO Parent to evolve as well, and we cannot guarantee that the approach will align with the expectations or preferences of any particular stakeholder. Stakeholders have different, and at times conflicting, expectations. Both advocates and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. Similarly, policymakers (including certain states) have taken various actions to advance or constrain consideration of certain sustainability matters, and this divergence may increase the cost and complexity of compliance and any associated risks. Addressing stakeholder expectations and regulatory requirements may be costly and any failure to successfully navigate such expectations or requirements may result in reputational harm, loss of customers or contracts, changes in the availability or cost of capital, regulatory or investor engagement, or other adverse impacts to our business.

We and our customers and suppliers are required to obtain, maintain and comply with government permits, licenses and approvals, and failure to obtain, maintain, and comply with such permits, licenses and approvals could adversely affect us or our customers.

We and our customers and suppliers are required to obtain, maintain and comply with numerous federal, state and local government permits, licenses and approvals. Any of these permits, licenses or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or maintain such approvals or comply with the conditions of permits, licenses or approvals may adversely affect our operations by, for instance, temporarily suspending our activities or curtailing our work and may subject us to fines, penalties, injunctive relief and other sanctions. Although existing permits and licenses are routinely renewed by various regulators, renewal could be denied or jeopardized by various factors, including:

•
failure to provide adequate financial assurance;
•
failure to comply with environmental, health and safety laws and regulations or permit conditions;

•
local community, political or other opposition;
•
executive action; and
•
legislative action.

In addition, if new environmental legislation or regulations are enacted or implemented, or existing laws or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional operating permits, licenses or approvals. Our inability to obtain, or to comply with, the permits, licenses and approvals required for our businesses could have a material adverse effect on us.

Furthermore, the permitting process for various projects requires significant investments of time and money by our customers and sometimes by us. There are no assurances that we or our customers will obtain the necessary permits for these projects. Applications for permits to operate newly constructed facilities, including air emissions permits, may be opposed by government entities, individuals or environmental groups, resulting in delays and possible non-issuance of the permits.

Failure to comply with applicable laws and regulations could result in liabilities, penalties, costs, or license suspension or revocation that could have a material adverse effect on our business. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our financial position and results of operations.

Our operations are subject to numerous federal, state and local laws and regulations, environmental laws and regulations, and various employment laws, including requirements for various licenses and registrations. To the extent we are not able to provide information that is required under such regulations because owners of our stock or our officers and directors do not provide the necessary documentation to comply or fail to comply with such regulations, we may have those licenses suspended or revoked, or new licenses may not be issued.

Our violation of, or inability to comply with, such regulations could expose us to regulatory sanctions ranging from criminal liability or monetary fines to the revocation or suspension of our permits and licenses for the sale of such products. We may also be subject to litigation including class action litigation which may result in substantial costs, expenses and damages related to legal proceedings. Such regulatory action or litigation could adversely affect our business, financial condition and results of operations.

Our failure to comply with applicable labor and employment laws pertaining to, among others, minimum wage, overtime, rest breaks, mandated healthcare benefits or paid time-off benefits could result in increased regulatory scrutiny, monetary fines and substantial costs and expenses related to legal proceedings.

Additionally, we may not be able to comply with new or amended laws and regulations that are adopted, and any new or amended laws and regulations could require us to modify our operations or equipment, shut down our facilities or obtain additional permits or approvals. Additionally, our customers and suppliers may not be able to comply with any new or amended laws and regulations, which could cause our customers or suppliers to curtail or cease operations.

We may not have sufficient cash from operations after payment of our expenses, including payments to ARKO Parent and its affiliates, and establishment of cash reserves to enable us to pay the intended quarterly distribution to our stockholders.

The amount of cash we can distribute to our Class A common stockholders principally depends on the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

•
the volume of fuel we sell;
•
the prices of, level of production of and demand for crude oil and refined fuel products;
•
the level of our operating costs, including payments to ARKO Parent;
•
prevailing economic conditions;
•
our debt service requirements and other liabilities;
•
fluctuations in our working capital needs;
•
our ability to borrow funds and access capital markets;
•
restrictions in our agreements governing our or ARKO Parent’s debt;
•
the level and timing of capital expenditures we make, including capital expenditures incurred in connection with our growth projects;
•
the cost of acquisitions, if any; and

•
the amount of cash reserves established by us, which may increase in the future and which may in turn further reduce the amount of Discretionary Cash Flow.

As a result of all these factors, we cannot guarantee that we will have sufficient cash generated from operations to pay the quarterly cash dividends to holders of our common stock.

Furthermore, holders of our common stock should be aware that the amount of Discretionary Cash Flow depends primarily on our cash flow, and is not solely a function of profitability, which is affected by non-cash items. As a result, we may make distributions during periods when we record net losses and may not make distributions during periods when we record net income. We may incur other expenses or liabilities during a period that could significantly reduce or eliminate our Discretionary Cash Flow and, in turn, impair our ability to pay dividends to holders of our common stock during the period. Because we are a holding company, our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us, including restrictions under the terms of the agreements governing our and ARKO Parent’s indebtedness.

We are subject to extensive tax liabilities imposed by multiple jurisdictions that potentially have a material adverse effect on our financial condition and results of operations.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, fuel excise taxes, sales and use taxes, payroll taxes, franchise taxes, and property taxes. Many of these tax liabilities are subject to periodic audits by the respective taxing authorities. Changes in the tax laws could arise as a result of the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). In December 2022, the European Union (“EU”) member states reached an agreement to implement the minimum tax component (“Pillar Two”) of the OECD’s tax reform initiative. The directive was enacted into the national law of the EU member states in 2023. If similar directives under Pillar Two are adopted by other taxing authorities, such changes could increase the amount of taxes we pay and therefore decrease our results of operations and cash flow.

Additionally, substantial changes or reforms in the current tax regime could result in increased tax expenses and potentially have a material adverse effect on our financial condition and results of operations.

The loss of key senior management personnel or the failure to recruit or retain qualified senior management personnel could materially adversely affect our business.

We are dependent on the ability of both us and ARKO Parent to recruit, train and retain qualified individuals to manage our business. Economic factors, the state of the current labor market and availability of other employment options for our management personnel could impact our ability to recruit and retain qualified personnel that could have a material impact on our results of operations and impact our ability to execute upon our strategic goals. If we do not provide proper training and clear succession planning or are unable to entice the necessary talent to join our company and retain our employees over time, we may not have appropriate staff to be promoted to management roles as they become available. Additionally, we are dependent on certain key employees to operate our business and the loss of any of our executive officers or other key employees could harm our business.

Unfavorable seasonal, weather or other climatic conditions could adversely affect our business.

Severe weather phenomena, such as hurricanes, floods, and blizzards, may adversely affect our results of operations due to increased costs associated with such weather conditions, possible significant damage to our dealer and cardlock locations and possible interruption of distributions to our wholesale customers, including ARKO Retail Sites and our dealer and fleet fueling sites. Temporary or long-term disruptions to our supply chain in connection with unfavorable weather conditions could impact our network of suppliers, significantly impacting the quality and pricing of fuel we sell. Climate change is expected to increase the frequency and intensity of these and other weather phenomena, as well as contribute to various chronic changes (including in meteorological and hydrological patterns) which may result in similar risks or otherwise adversely impact our operations. While we may, from time to time, take actions to mitigate associated risks, we cannot guarantee that such efforts will be successful. For example, an increase in frequency and intensity of natural disasters may adversely impact the availability or cost of insurance.

We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our brand, reputation, business, financial condition and results of operations.

We and our dealers accept a variety of credit cards and debit cards and, accordingly, we and our dealers are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability and reduce the ease of use of certain payment methods. Additionally, we pay, and in some cases pass-through, interchange and other fees, which may increase over time.

Europay, MasterCard and Visa, or EMV, is a global standard for credit cards that uses computer chips to authenticate and secure chip-card transactions. We may be liable for fraudulent credit card transactions at the fuel dispensers. As of December 31, 2025, a majority of the fuel dispensers owned by ARKO Parent were EMV-compliant.

We rely on fuel brands and independent service providers for payment processing, including credit and debit cards. If these fuel brands and independent service providers become unwilling or unable to provide these services to us, if the cost of using these providers increases, or if such providers have a data breach or mishandle our data, our business could be harmed. Additionally, there is a trend toward cardless payment methods, which may require additional investment to implement at our locations. As these trends develop, we will need to align our fleet card offering to the new technologies.

We are also subject to payment card association operating rules and agreements, including data security rules and agreements and certification requirements which could change or be reinterpreted to make it difficult or impossible for us to comply. In particular, we must comply with the Payment Card Industry Data Security Standard, or PCI DSS, a set of requirements designed to ensure that all companies that process, store or transmit payment card information maintain a secure environment to protect cardholder data. If we, or our third-party service providers, fail to comply with any of these rules or requirements, or if our, or our third-party service providers, data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply with such rules or requirements could significantly harm our brand, reputation, business, financial condition and results of operations.

Significant disruptions of information technology systems, breaches of data security or other cybersecurity incidents, or compromised data could materially adversely affect our business.

We rely on multiple information technology systems and a number of third-party vendor platforms (collectively, “IT Systems”) in order to run and manage our daily operations, including for fuel pricing, payroll, accounting, budgeting, reporting, and site operations. Such IT Systems allow us to manage various aspects of our business, communicate with customers, and to provide reliable analytical information to our management. The future operation, success and growth of our business depends on streamlined processes made available through our uninhibited access to information systems, global communications, internet activity and other network processes. Like most other companies, despite our current cybersecurity risk management framework and process controls, our IT Systems and those of our third-party service providers and our suppliers and customers, may be vulnerable to information security breaches, ransomware or extortion, mishandled data, acts of vandalism, computer viruses and interruption or loss of valuable business data. Stored data might be improperly accessed due to a variety of events beyond our control, including, but not limited to, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of access to data and information, terrorist attacks, hackers, security breaches or other security incidents, and computer viruses or attacks. We rely on third-parties to provide maintenance and support of our IT Systems, and to store our data (including customer data) and a failure of any of these third-parties to provide adequate and timely support, or compromise of these third-parties’ systems, could adversely affect the operation of our IT Systems. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequately designed or implemented to ensure that our operations are not disrupted or the data security breaches do not occur.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex attacks which may remain undetected until after they occur. Such attacks also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence. Any breach of our network or those of our vendors may result in damage to our reputation, the loss of valuable business data, the misappropriation of our valuable intellectual property or trade secret information, misappropriation of our customers’ or employees’ personal information, key personnel being unable to perform duties or communicate throughout the organization, loss of sales, significant costs for data restoration and other adverse impacts on our business. Despite our existing security procedures and controls, if our network or the network of one of our service providers was compromised, it could give rise to unwanted media attention, materially damage our customer relationships, harm our business, reputation, results of operations, cash flows and financial condition, result in fines or litigation, and may increase the costs we incur to protect against such information security breaches, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud. In addition, successful cyberattacks, data breaches, or data security incidents, at one of our vendors or other market participants, whether or not we are directly impacted, could lead to a general loss of customer confidence or affect our supply chain which could negatively affect us, including harming the market perception of the effectiveness of our security measures or harming the reputation of the industry in general, which could result in reduced use of our products and services.

The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; costs related to maintaining redundant networks, data backups and other damage-mitigation measures; and extra administrative costs to mitigate risk and deal with any system breaches. While we maintain cyber liability insurance coverage through ARKO Parent, our insurance may not be sufficient to protect against all losses we may incur due to policy exclusions or if we suffer significant or multiple attacks.

We are subject to evolving laws, regulations, standards, and contractual obligations related to data privacy and security regulations, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.

We collect and store large amounts of data on our network, including sensitive information concerning our employees, customers and vendors. As such, we are subject to, or affected by, a number of federal, state, and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal and other information including that of our employees, customers, and others. If we are found to have breached any such laws or regulations, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.

The U.S. Federal Trade Commission (the “FTC”) and state governments require companies to implement data security and privacy measures appropriate to the sensitivity of customer information, business size, and available tools. Failure to meet these expectations may result in claims of unfair or deceptive practices under the Federal Trade Commission Act or similar state laws, leading to potential legal actions for privacy and data security violations.

Further, we make public statements about our use and disclosure of personal information through our privacy policies that are posted on our websites. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.

In addition, numerous states already have, and are looking to expand, data protection and privacy legislation requiring companies like ours to consider solutions to meet differing needs and expectations of customers. Similar laws have been proposed at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and we may not be able to monitor and react to all developments in a timely manner.

Our failure, and/or the failure by ARKO Parent, who provides us with substantially all of our operational and administrative services under the Management Services Agreement, or the various third-party service providers and partners with which we or ARKO Parent do business, to comply with applicable privacy policies or federal or state laws and regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in the unauthorized release of personal data or other user data, or the perception that any such failure or compromise has occurred, could negatively harm our brand and reputation, result in a loss sales and/or result in fines and/or proceedings by governmental agencies and/or customers, any of which could have a material adverse effect on our business, results of operations and financial condition.

We lease certain of our sites from third parties; are jointly and severally liable under certain master leases; and our dealers control other sites, all of which could result in increased costs and disruptions to our operations.

We lease a portion of our sites from third parties or sublease from ARKO Parent, under long-term arrangements with various expiration dates.

We are also a party to master leases as a cotenant with ARKO Parent. Under such master leases, generally we are jointly and severally liable for the obligations of ARKO Parent thereunder, and, in the event ARKO Parent is unable to satisfy such obligations, we would be liable for such obligations, which could result in significant costs to us and materially adversely affect our business. Further, in the event the landlord terminates a lease or there is an event of default by ARKO Parent, we could be evicted from such premises, which could significantly disrupt our business operations. Although we have indemnity from ARKO Parent under certain of such lease arrangements, there can be no guarantee that ARKO Parent will be able to satisfy its indemnity obligations. We also lease or sublease properties to certain of our dealers, and a default by the dealer under its lease or sublease could result in us losing a supply relationship. Such defaults by a significant number of our dealers could materially adversely affect our business. See “Business—Our Relationship with ARKO Parent” for more information on these agreements.

Additionally, we are subject to the possibility that we are unable to renew such leases or are only able to do so with increased costs or more onerous terms.

The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash available for dividends to our stockholders.

We may not be able to lease sites we own or sublease sites we lease on favorable terms and any such failure could adversely affect our results of operations, financial condition and ability to make distributions to our stockholders.

We may lease or sublease certain sites to dealers. If we are unable to obtain tenants or subtenants on favorable terms for sites we own or lease, the resulting rental payments may be insufficient to cover our costs for the site. We cannot provide any assurance that the margins on our distribution of motor fuel to these sites will be sufficient to offset our operating costs or unfavorable lease terms. The occurrence of these events could adversely affect our results of operations, financial condition and ability to make distributions to our stockholders.

Our business could suffer if we fail to adequately secure, maintain, and enforce our intellectual property rights.

We rely on our trademarks and trade names to distinguish some of our services from those of our competitors, and have registered or applied to register a limited number of trademarks. We cannot assure that our trademark applications will be approved. Third-parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products or services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.

Further, we cannot assure that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks. Any claims of intellectual property infringement, even those without merit, could be expensive and time-consuming to defend and divert management’s attention, cause us to cease making, licensing or using the products or services that incorporate the challenged intellectual property, require us to rebrand our products or services, if feasible, or require us to enter into royalty or licensing agreements in order to obtain the right to use a third-party’s intellectual property.

We also rely on trademarks that we license from third-parties to identify the branded fuels that we supply. If we violate the terms of these licenses, we could be liable for damages, and the licenses could be terminated. The termination or non-renewal of any of these licenses could require us to rebrand or to replace the licensed goods and services, and accordingly could have a material adverse effect on our business, reputation, financial condition and results of operations.

Our operations present risks which may not be fully covered by insurance.

We carry comprehensive insurance through ARKO Parent against the hazards and risks underlying our operations. We believe our insurance policies are customary in the industry; however, some losses and liabilities associated with our operations may not be covered by our insurance policies. In addition, there can be no assurance that we will be able to obtain similar insurance coverage on favorable terms (or at all) in the future. Significant uninsured losses and liabilities could have a material adverse effect on our financial condition and results of operations. Furthermore, our insurance is subject to high deductibles. As a result, certain large claims, even if covered by insurance, may require a substantial cash outlay by us, which could have a material adverse effect on our financial condition and results of operations.

Moreover, the deductibles and limits under our policies will be subject to certain sharing arrangements with ARKO Parent as set forth in the Employee and Intercompany Matters Agreement, which generally requires that we do not prejudice or limit ARKO Parent’s recovery when pursuing claims thereunder. To the extent ARKO Parent experiences losses under the insurance policies, the limits of our coverage may be decreased.

We are a restricted subsidiary and guarantor under the indenture governing the Senior Notes and are subject to various covenants under such indenture, which may adversely affect our operations.

We are a restricted subsidiary and guarantor under the indenture governing ARKO Parent’s 5.125% Senior Notes due 2029 (the “Senior Notes”), and are directly or indirectly affected by certain prohibitions and limitations contained therein, which may restrict our ability to undertake certain actions that might otherwise be considered beneficial. Our status as a restricted subsidiary means that our ability to take certain actions, including undertaking certain transactions, will be restricted by the terms of such indenture. We will remain a restricted subsidiary until we are no longer a subsidiary of ARKO Parent. These covenants restrict, among other things, our ability to:

•
incur or guarantee indebtedness;
•
make certain investments and acquisitions;
•
incur liens on assets or permit them to exist;
•
enter into certain types of transactions with affiliates;
•
merge or consolidate with another company;
•
transfer, sell, or otherwise dispose of assets; and
•
pay dividends, or make distributions or certain other restricted payments, unless dividends are also paid on a pro-rata basis to ARKO Parent.

Each of these restrictions is subject to various exceptions, the availability of which may be affected by the extent to which ARKO Parent utilizes those exceptions as well as the financial condition and results of operations of ARKO Parent. The existence of these restrictions could adversely affect our ability to finance our future operations or capital needs or engage in, expand, or pursue our business activities, and it could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Due to its ownership and control of us, ARKO Parent has the ability to prevent us from taking actions that would cause ARKO Parent to violate such restrictions, or otherwise cause ARKO Parent to be in default under any of its credit arrangements. Additionally, in the future, ARKO Parent may determine that it is in its best interest to agree to more restrictive covenants, which may indirectly impede our business operations or affect our ability to pay dividends.

Events beyond our control, including changes in general business and economic conditions, may impair ARKO Parent’s ability to comply with covenants in the indenture governing the Senior Notes, and a breach of any such covenants may result in an event of default. Upon the occurrence of an event of default, the noteholders may declare the notes immediately due and payable and/or exercise any and all remedial and other rights thereunder. ARKO Parent may be unable to repay any accelerated indebtedness, and we may not be able to repay any indebtedness pursuant to the guarantee or refinance any accelerated indebtedness on favorable terms, or at all, which could have an adverse effect on our financial condition or results of operations.

The agreements governing our indebtedness contain various restrictions and financial covenants that may restrict our business and financing activities.

We depend on the earnings and cash flow generated by our operations in order to meet our debt service obligations. The operating and financial restrictions and covenants in the credit agreements governing the Capital One Line of Credit and PNC Line of Credit (as defined below), and any future financing agreements, may restrict our ability to finance future operations or expand our business activities. For example, the Capital One Line of Credit and PNC Line of Credit each restrict, among other things, our ability to create liens, incur additional indebtedness or issue certain disqualified equity interests, make investments, loans or advances, engage in mergers or consolidations with or into other companies, sell assets and make other dispositions, pay dividends and distributions or repurchase capital stock, change the nature of its business, engage in sale-leaseback transactions, engage in transactions with affiliates, and repay certain indebtedness. In addition, the credit agreement governing the Capital One Line of Credit contains covenants requiring us to maintain certain financial ratios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness” for additional information.

Our ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from operations and other events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our existing or any future credit facilities we enter into that are not cured or waived within the appropriate time periods provided in the agreements governing such indebtedness, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us under such credit facilities may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

If we were unable to repay the accelerated amounts, the lenders under our secured credit facilities could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, which could result in our insolvency.

Our level of indebtedness, together with ARKO Parent’s indebtedness, the terms of our and its borrowings and any future ARKO Parent credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our stockholders and our credit ratings and profile.

Together, we and ARKO Parent have a significant amount of debt. As of December 31, 2025, we had total debt, net of $392.0 million, including current maturities of $6.8 million, and ARKO Parent had an additional $520.1 million (exclusive of indebtedness included in our combined financial statements). Such significant level of debt could increase our vulnerability to general adverse economic and industry conditions and require us to dedicate a substantial portion of our cash flow from operations to service our or ARKO Parent’s debt obligations, thereby reducing the availability of our cash flow to fund our growth strategy.

Furthermore, a higher level of indebtedness increases the risk that we or ARKO Parent may default under our respective obligations, which may include ARKO Parent’s obligations under its commercial agreements with us. In the event ARKO Parent were to default under certain of its debt obligations, we could be materially adversely affected. We have no control over whether ARKO Parent remains in compliance with the provisions of its credit arrangements, except as such provisions may otherwise directly pertain to us. There is also the risk that if ARKO Parent were to default under certain of its debt obligations, ARKO Parent’s creditors would attempt to assert claims against our assets during the litigation of their claims against ARKO Parent, even if we or our subsidiaries have not provided a guarantee of such debt or are otherwise contractually bound. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. In the event these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially adversely affected.

If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage or any future credit rating of ARKO Parent, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. may consider the leverage and credit profile of ARKO Parent and its affiliates because of their ownership interest in and control of us, our guarantee of the Senior Notes and because ARKO Parent accounts for a material portion of our fuel revenue and fuel contribution. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to our stockholders.

Our variable rate debt could adversely affect our financial condition and results of operations.

Certain of our outstanding term loans and revolving credit facilities bear interest at variable rates, subjecting us to fluctuations in the short-term interest rate. Beginning in early 2022, in response to significant and prolonged increases in inflation, the U.S. Federal Reserve Board raised interest rates eleven times during 2022 and 2023, which increased the borrowing costs on our variable rate debt. The Federal Reserve Board then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. More recently, the Federal Reserve began an easing cycle in September 2024 and has continued reducing its policy rate, including additional cuts in December 2024 and September, October and December 2025, but held rates steady at its January 2026 meeting. The Federal Reserve Board may seek to further reduce interest rates, increase interest rates or maintain current interest rates. The timing, number and amount of any future interest rate changes are uncertain, and there can be no assurance that rates will continue to decrease at a rate currently predicted or at all, which would in turn negatively impact our borrowing costs. Any future federal fund rate increases could in turn make our financing activities, including those related to our acquisition activity, more costly and limit our ability to refinance existing debt when it matures or pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. As of December 31, 2025, all of our debt bore interest at variable rates, which is based on CME Group’s forward-looking Secured Overnight Financing Rate (“SOFR”). Consequently, significant increases in market interest rates would create substantially higher debt service requirements, which could have a material adverse effect on our overall financial condition, including our ability to service our indebtedness.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results and financial condition.

The U.S. government imposes tariffs on certain foreign goods from time to time. Beginning in early 2025, the U.S. government imposed sweeping new tariffs under multiple statutory authorities. In February 2025, the President invoked the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs on imports from Canada, Mexico and China, and in April 2025, issued an executive order establishing reciprocal tariffs on imports from nearly all U.S. trading partners. Additional tariffs were imposed under Section 232 of the Trade Expansion Act of 1962 on steel, aluminum, copper, automobiles and automobile parts. On February 20, 2026, the U.S. Supreme Court ruled that IEEPA does not authorize the President to impose tariffs, invalidating all IEEPA-based tariffs that had been in effect since February 2025. Following that decision, on March 4, 2026, the U.S. Court of International Trade (the “CIT”) ordered refunds of IEEPA tariffs to all importers that paid them, including those that had not filed suit, significantly increasing uncertainty regarding the timing and mechanics of any repayments.

The Administration immediately replaced the invalidated IEEPA tariffs with a temporary global import surcharge under Section 122 of the Trade Act of 1974, which by its terms is limited to 150 days and capped at 15% absent congressional approval for an extension. On March 5, 2026, a coalition of 24 U.S. states filed suit challenging the legality of the Section 122 tariffs, adding to the litigation risk surrounding the current tariff regime. The Administration has also indicated its intent to increase its use of Section 232 and Section 301 tariffs. Tariffs imposed under Section 232 and Section 301 were not affected by the Supreme Court's ruling and remain in effect.

The legal and regulatory environment surrounding U.S. trade policy remains highly uncertain. Although the CIT has ordered refunds of IEEPA tariffs, the government’s response and any appeals could delay repayment, and the ultimate scope and timing of refunds remain uncertain. The Section 122 tariffs are temporary by statute and are now subject to active legal challenge, and it is unclear whether the Administration may extend or reimpose such tariffs beyond the statutory 150-day period. The Administration has negotiated bilateral trade agreements with approximately 20 trading partners establishing country-specific tariff rates, but the terms and durability of these agreements remain uncertain, particularly in light of the change in legal authority from IEEPA to Section 122 and the pending challenges to Section 122. These tariffs may require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. We cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results and financial condition.

Risks Related to our Governance Relationship with ARKO Parent

ARKO Parent controls our Company and has the ability to control the direction of our business.

ARKO Parent indirectly owns 35 million shares of our Class B common stock, representing 73.6% of the economic interests in us, and 93.3% of the combined voting power of our Class A common stock and Class B common stock.

As long as ARKO Parent or its affiliates (other than us) owns more than 50% of the total voting power of both classes of our common stock, it will be able to control nearly all corporate actions that require a stockholder vote, regardless of the vote of any other stockholder. As a result, ARKO Parent has the ability to control significant matters involving us, including:

•
the election and removal of our directors;
•
determinations with respect to mergers, business combinations, dispositions of assets or other extraordinary corporate transactions;
•
certain amendments to our amended and restated certificate of incorporation;
•
changes in capital structure, including the level of indebtedness;
•
the number of shares of our common stock available for issuance under our equity incentive plans for our prospective and existing employees; and
•
agreements that may adversely affect us including, without limitation, certain master leases to which we and ARKO Parent are party under which we are jointly and severally liable for ARKO Parent’s obligations.

Alternatively, if ARKO Parent does not provide any requisite affirmative vote on matters requiring stockholder approval allowing us to take particular actions when requested, we will not be able to take such actions, and as a result, our business, financial condition, results of operations and cash flows may be adversely affected. Even if ARKO Parent owns 50% or less of our total voting power of both classes of our common stock, ARKO Parent will have the ability to substantially influence these matters for as long as it owns a significant portion of the voting power.

The interests of ARKO Parent may differ from our interests or those of our other stockholders and the concentration of control in ARKO Parent will limit other stockholders’ ability to influence corporate matters. The concentration of ownership and voting power with ARKO Parent also may delay, defer or prevent an acquisition by a third party or other change of control of our Company and may make some transactions more difficult or impossible without the support of ARKO Parent, even if such events are in the best interests of our other stockholders. The concentration of voting power with ARKO Parent may have an adverse effect on the price of our Class A common stock. Our Company may take actions that our other stockholders do not view as beneficial, which may adversely affect our business, financial condition, results of operations and cash flows, and may cause the value of our public stockholders’ investment to decline.

ARKO Parent’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest or disputes between ARKO Parent and our Company could be resolved in a manner unfavorable to our Company and our other stockholders.

ARKO Parent could have interests that differ from, or conflict with, the interests of our other stockholders and could cause us to take certain actions even if the actions are not favorable to us or our other stockholders or are opposed by our other stockholders. If ARKO Parent is acquired or otherwise experiences a change in control, any acquirer or successor will be entitled to exercise ARKO Parent’s voting control with respect to us.

Potential conflicts of interest or disputes may arise between ARKO Parent and us in a number of areas relating to our past or ongoing relationships, including:

•
tax, employee benefits and indemnification;
•
employee retention and recruiting;
•
the nature, quality and pricing of services ARKO Parent has agreed to provide to us;
•
business opportunities that may be attractive to both ARKO Parent and us; and
•
any new commercial arrangements between ARKO Parent and us in the future.

The resolution of any potential conflicts or disputes between ARKO Parent and us may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated third party.

The various ancillary agreements that we have entered into with ARKO Parent and its affiliates are of varying durations and may be amended upon agreement of the parties. The terms of these agreements were primarily determined by ARKO Parent, and, therefore, may not be representative of the terms we could have obtained on a standalone basis or in negotiations with an unaffiliated third party. For as long as we are controlled by ARKO Parent, we may not be able to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between ARKO Parent and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party.

Our amended and restated certificate of incorporation (our “charter”) could prevent us from benefiting from corporate opportunities that might otherwise have been available to us.

Our charter includes certain provisions regulating and defining the conduct of our affairs to the extent that they may involve ARKO Parent and its directors, officers, employees, agents and affiliates (except that we are not deemed affiliates of ARKO Parent or its affiliates for purposes of these provisions) and our rights, powers, duties and liabilities and those of our directors, officers, managers, employees and agents in connection with our relationship with ARKO Parent. In general, and except as may be set forth in any agreement between us and ARKO Parent, these provisions provide that ARKO Parent and its affiliates may carry on and conduct any business of any kind, nature or description, whether or not such business is competitive with or in the same or similar lines of business as us; ARKO Parent and its affiliates may do business with any of our customers, vendors and lessors; and ARKO Parent and its affiliates may make investments in any kind of property in which we may make investments. In addition, these provisions provide that we renounce any interest or expectancy to participate in any business of ARKO Parent or its affiliates.

Moreover, our charter provides that we renounce any interests or expectancy in corporate opportunities which become known to (i) any of our directors, officers, managers, employees or agents who also are directors, officers, employees, agents or affiliates of ARKO Parent or its affiliates (except that we and our subsidiaries are not deemed affiliates of ARKO Parent or its affiliates for the purposes of the provision) or (ii) ARKO Parent or its affiliates (collectively the persons identified in clauses (i) and (ii), the “Covered Persons”). Generally, the Covered Persons who would otherwise owe fiduciary duties to us or our stockholders will not be liable to us or our stockholders for breach of any fiduciary duty solely by reason of the fact that any such person pursues or acquires any such corporate opportunity for the account of ARKO Parent, itself, or its affiliates. This renunciation does not extend to corporate opportunities expressly offered to one of our directors, officers, managers, employees or agents, solely in his or her capacity as a director, officer, manager, employee or agent of us.

These provisions in our charter will cease to apply at such time as (i) we and ARKO Parent and its affiliates are no longer affiliates of one another and (ii) none of the directors, officers, employees, agents or affiliates of ARKO Parent serve as our directors, officers, managers, employees or agents. The corporate opportunity provision may exacerbate conflicts of interest between ARKO Parent and us because the provision effectively permits one of our directors, officers, managers, employees or agents who also serves as a director, officer, employee, agent or affiliate of ARKO Parent or its affiliates to choose to direct a specified corporate opportunity to ARKO Parent or its affiliates instead of to us. Accordingly, we may lose such a corporate opportunity or suffer competitive harm, which could negatively impact our business or prospects.

The services that ARKO Parent provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.

Prior to completion of our IPO, ARKO Parent performed various functions on our behalf including finance, information technology, legal, human resources, quality, supply chain and purchasing functions. ARKO Parent agreed to continue providing many of such services to us following our IPO for a fee provided for in the Management Services Agreement. ARKO Parent is not obligated to provide these services in a manner that differs from the nature of the services provided before our IPO, and thus we may not be able to modify these services in a manner desirable to us. Further, if we no longer receive these services from ARKO Parent, we may not be able to perform these services ourselves or to find appropriate third party arrangements at a reasonable cost, and the cost may be higher than that charged by ARKO Parent.

If ARKO Parent terminates the Management Services Agreement, or defaults in the performance of its obligations under such agreement, we may be unable to contract with a substitute service provider on similar terms, or at all.

We rely on ARKO Parent to provide us with executive management under the Management Services Agreement, and we may not have independent executive management or support personnel. The Management Services Agreement may be terminated under certain circumstances, including in the event of a change of control of our Company. Our future success depends significantly on the involvement of certain of ARKO Parent’s senior managers and employees, who have valuable expertise in all areas of our business. ARKO Parent’s ability to retain and motivate the senior managers and employees involved in the management of our business, as well as attract highly skilled employees, significantly affect our ability to run our business successfully and to execute our growth strategy. If we were to lose access to one or more of the senior managers provided for under the Management Services Agreement it might be difficult to appoint replacements. This could have an adverse impact on our business, financial condition, results of operations and cash flows. In light of ARKO Parent’s familiarity with our assets, a substitute service provider may not be able to provide the same level of service due to lack of pre-existing synergies. If we cannot locate a service provider that is able to provide us with services substantially similar to those provided by ARKO Parent under the Management Services Agreement on similar terms, it would likely have a material adverse effect on our business, financial condition, results of operation and cash flows.

The liability and obligations of ARKO Parent is limited under our arrangements with it and we have agreed to indemnify ARKO Parent against claims that it may face in connection with certain of such arrangements.

Under the Management Services Agreement, ARKO Parent did not assume any responsibility other than to provide or arrange for the provision of the services described therein in good faith and the provision or arrangement of such services is subject to a number of exceptions, which may leave us without sufficient operational or administrative support. ARKO Parent is generally not obligated to continue to employ or engage the requisite personnel or service provider, and if such resources are no longer available to ARKO Parent, a third party service provider objects to the provision of services to us or if another exception under the Management Services Agreement applies, ARKO Parent is not obligated to provide us with the applicable service until we are able to hire the requisite personnel or onboard a satisfactory replacement service provider.

In addition, under the Employee and Intercompany Matters Agreement, we are responsible for any liabilities associated with the participation in ARKO Parent’s benefit plans, regardless of when such claims or liabilities are filed, reported or payable. Under that agreement, certain of our directors and officers who, notwithstanding indemnification by ARKO Parent, first look to us as the indemnitor of first resort. Additionally, under the Fuel Distribution Agreement, ARKO Parent may terminate our exclusive supplier relationship under certain circumstances upon short notice by paying liquidated damages, which may not fully compensate us for the disruption to our business.

In addition, under certain related party lease and sublease agreements, we are responsible for all taxes, insurance, utilities, maintenance, and environmental compliance obligations, and indemnify ARKO Parent and its affiliates for liabilities arising under such agreements, or may otherwise be liable for obligations of ARKO Parent and its affiliates under such agreements, including as a result of breaches outside of our control. See “Risk Factors—Risks Related to Our Business and Industry—We may not be able to lease sites we own or sublease sites we lease on favorable terms and any such failure could adversely affect our results of operations, financial condition and ability to make distributions to our stockholders” above.

These protections may result in ARKO Parent tolerating greater risks when making decisions than otherwise would be the case, expose us to unexpected costs related to employment matters and the risks of significant interruption in our business operations if ARKO Parent or its service providers are permitted to reduce to cease providing operational and administrative services on which we rely to conduct our business, which may materially affect our business and results of operations.

Certain of the executive officers of ARKO Parent are also our directors and officers, which may create conflicts of interest or the appearance of conflicts of interest.

Certain of ARKO Parent’s current executive officers are also our executive officers, and this could create, or appear to create, potential conflicts of interest when we and ARKO Parent encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such officers’ time between ARKO Parent and us. Additionally, Arie Kotler, our Chief Executive Officer and member of our Board, is also Chief Executive Officer and a member of the ARKO Parent Board. Because of their current or former positions with ARKO Parent, our executive officers own equity interests in ARKO Parent. Continuing ownership of shares of ARKO Parent capital stock and current and future equity awards could create, or appear to create, potential conflicts of interest if we and ARKO Parent face decisions that could have implications for both ARKO Parent and us.

ARKO Parent may compete with us.

Notwithstanding ARKO Parent’s continued ownership and control of our Company, ARKO Parent is not restricted from competing with us other than with respect to offering us certain opportunities to participate in joint acquisitions under the Omnibus Agreement. If ARKO Parent in the future decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, financial condition and results of operations to be materially adversely affected.

Risks Related to Ownership of Our Class A Common Stock

We have limited operating history as a separate public company, and our historical financial information is not necessarily representative of the results we would have achieved as a separate public company and may not be a reliable indicator of our future results.

The historical financial information we have included in this Annual Report on Form 10-K does not reflect what our financial position, results of operations or cash flows would have been had we been a separate public company during the historical periods presented, or what our financial position, results of operations or cash flows will be in the future as a separate public company. Prior to our IPO, our businesses were operated by ARKO Parent as part of its broader corporate organization, rather than as a separate public company. ARKO Parent performed various business functions for us such as finance, information technology, legal, human resources, licensing, risk management, fuel procurement, fuel pricing, supply chain and purchasing functions. Our historical financial results reflect allocations of corporate expenses from ARKO Parent or autonomous entity adjustments for such functions and may be different than the expenses we would have incurred had we operated as a separate public company.

Following our IPO, our costs related to such functions may therefore increase. Additionally, after our IPO, the cost of capital for our businesses may be higher than ARKO Parent’s cost of capital prior to our IPO. Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from ARKO Parent.

The concentrated ownership of our common stock could depress our Class A common stock price.

ARKO Parent owns 35 million shares of our Class B common stock, representing 73.6% of the economic interests in us, and 93.3% of the combined voting power of our Class A common stock and Class B common stock. The liquidity of shares of our Class A common stock in the market may be constrained for as long as ARKO Parent continues to hold a significant position in our common stock. A lack of liquidity in our Class A common stock could depress the price of our Class A common stock.

We cannot predict the effect our multi-class structure may have on the market price of our Class A common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, certain stock index providers have excluded or limited the eligibility of public companies with multiple classes of shares of common stock from being added to certain stock indices. The multi-class structure of our common stock would therefore make us ineligible for inclusion in indices with such restrictions and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices may not invest in our Class A common stock.

In addition, several stockholder advisory firms and large institutional investors have been critical of the use of multi-class structures. Such stockholder advisory firms may publish negative commentary about our corporate governance practices or capital structure, which may dissuade large institutional investors from purchasing shares of our Class A common stock.

These actions could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Future sales or distributions of shares of our Class A common stock by ARKO Parent could depress our Class A common stock price, impact our operations or result in a change in control of us.

ARKO Parent holds 35 million shares of Class B common stock, which are convertible into 35 million shares of Class A common stock. Subject to a lock-up period expiring August 10, 2026, ARKO Parent generally has the right at any time to sell or otherwise dispose of all or a portion of the shares of our Class B common stock or Class A common stock that it owns to third parties. A sale of a controlling interest in us to a third party would result in persons other than ARKO Parent controlling us and could result in a change of management or changes in our business operations and policies. Sales by ARKO Parent in the public market of substantial amounts of our Class A common stock or a spin-off to its stockholders also could depress the price of our Class A common stock.

In addition, ARKO Parent has the right, subject to certain conditions, to require us to file registration statements covering the sale of shares of our Class A common stock issuable upon conversion of its shares of our Class B common stock or to include such shares of our Class A common stock in other registration statements that we may file. In the event ARKO Parent exercises its registration rights and sells all or a portion of its shares of our Class A common stock, the price of our Class A common stock could decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our Class A common stock adversely, the trading price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock will depend, in part, on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors, or publish inaccurate or unfavorable research about our business, the trading price of our Class A common stock would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the trading price and volume of our Class A common stock to decline.

We are a holding company and our only material asset is our interests in our subsidiaries, and we are accordingly dependent upon distributions from our subsidiaries to pay dividends, taxes and other expenses.

We are a holding company and have no material assets other than our ownership of interests in various operating companies contributed to us by ARKO Parent and any assets that we may acquire. We do not have any independent means of generating revenue. We intend to cause our subsidiaries to make distributions to us in an amount sufficient to cover all applicable taxes payable and the minimum quarterly dividends declared by us, along with costs to fund our operations. To the extent that we need funds to pay such quarterly cash dividend to holders of our Class A common stock or otherwise, and our subsidiaries are restricted from making such distributions under applicable law or regulation or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition and limit our ability to pay dividends to holders of our common stock.

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and may in the future rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

ARKO Parent holds 93.3% of the total voting power of both classes of our common stock outstanding and therefore has the ability to determine all matters requiring approval by our stockholders, including the election of our directors, amendment of our governing documents, and approval of certain major corporate transactions (see “Risk Factors—Risks Related to our Governance Relationship with ARKO Parent—ARKO Parent controls our Company and has the ability to control the direction of our business”). As a result of the voting power held by ARKO Parent, we are a “controlled company” within the meaning of the corporate governance rules of Nasdaq. Under these rules, a listed company of which more than 50% of the total voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•
the requirement that a majority of our Board consist of independent directors;
•
the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or if no such committee exists, that our director nominees be selected or recommended by independent directors constituting a majority of the Board’s independent directors in a vote in which only independent directors participate;
•
the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
the requirement for an annual performance evaluation of our nominating and corporate governance and compensation committees.

We do not currently rely on any of these exemptions, but there can be no assurance that we will not rely on these exemptions in the future. If we were to utilize some or all of these exemptions, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq rules regarding corporate governance.

We will incur additional costs as a result of being a public company, which may adversely affect our business, financial condition and results of operations.

We will incur costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of Nasdaq. These rules and regulations will significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. Additionally, these rules and regulations make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. Accordingly, increases in costs incurred as a result of being a publicly traded company may adversely affect our business, financial condition and results of operations.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act.

Before becoming a public company, we were not subject to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of us prior to becoming a public company. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that, beginning with the second annual report following our initial public offering, management assess and report annually on the effectiveness of internal control over financial reporting and identify any material weaknesses in internal control over financial reporting. Additionally, Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) requires the independent registered public accounting firm to issue an annual report that addresses the effectiveness of internal control over financial reporting. Our first Section 404(a) assessment will take place for our Annual Report on Form 10-K for the year ending December 31, 2026, and we expect that our first 404(b) assessment will take place for our Annual Report on Form 10-K for the year ending December 31, 2027. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable after becoming a public company. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our shares of Class A common stock.

Certain provisions in our charter or our debt facilities may discourage, delay or prevent a change in control or prevent an acquisition of our business at a premium price.

Our charter includes certain provisions which may have the effect of delaying or preventing a future takeover or change in control that stockholders may consider to be in their best interests. Among other things, our amended and restated certificate of incorporation will provide for (i) limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes, (ii) a prohibition on stockholder action by written consent, (iii) a forum selection clause, which means certain litigation against us can only be brought in Delaware and (iv) authorized but unissued common stock and preferred stock, which are available for future issuances without stockholder approval. Our equity plans and our officers’ employment agreements provide certain rights to plan participants and those officers, respectively, in the event of a change in control.

Under the indenture governing the Senior Notes, if certain specified change of control events occur, which may include the sale of all or substantially all of our assets, each holder of the Senior Notes may require ARKO Parent to repurchase all of such holder’s Senior Notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest, if any, to, but not including, the date of purchase. In addition, the Capital One Line of Credit, and certain of ARKO Parent’s credit facilities to which we are contractually bound, provide for an event of default upon the occurrence of certain specified change of control events, which may include the sale of all or substantially all of our assets.

Our charter designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our charter provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders to us or our stockholders, creditors or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (3) any action asserting a claim against us or any of our directors or officers or other employees or stockholders arising pursuant to, or any action to interpret, apply, enforce any right, obligation or remedy under or determine the validity of, any provision of the Delaware General Corporation Law (“DGCL”) or our charter or amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (4) any action asserting a claim that is governed by the internal affairs doctrine, or (5) any other action asserting an “internal corporate claim” under the DGCL shall be the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery does not have subject matter jurisdiction, another state court sitting in the State of Delaware or, if and only if neither the Court of Chancery nor any state court sitting in the State of Delaware has subject matter jurisdiction, then the federal district court for the District of Delaware) (the “Delaware Forum Provision”). Notwithstanding the foregoing, our charter provides that the Delaware Forum Provision will not apply to any actions arising under the Securities Act or the Exchange Act. However, our charter provides that unless we consent in writing to the selection of an alternative forum, (i) the federal district court for the District of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act and (ii) the Court of Chancery of the State of Delaware and the federal district court for the District of Delaware shall be the sole and exclusive forums for the resolution of any derivative claim arising under the Exchange Act (the “Federal Forum Provision”).

The Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the Delaware Forum Provision or the Federal Forum Provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition or results of operations. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity risk management is a component of our overall risk management systems and processes and we recognize the importance of evaluating, detecting, and mitigating significant risks related to cybersecurity threats, including operational risks, theft of intellectual property, fraud, injury to employees or customers, and breach of applicable laws.

Our IT systems are managed by ARKO Parent through the Management Services Agreement. ARKO Parent’s information security program aims to manage these cybersecurity risks and threats that we can reasonably anticipate using different methods, such as third-party assessments, internal IT audits, governance oversight, and risk and compliance reviews. ARKO Parent uses various security tools designed to help protect our information systems from cyberattacks and to address any vulnerabilities or incidents in a timely manner, and we rely in part on third-party services to identify, prioritize, assess, reduce, and remediate cybersecurity threats and incidents.

ARKO Parent’s information security program also evaluates potential risks associated with certain third-parties with whom we do business, especially our service providers that deal with sensitive employee, business, or customer data. This includes risk evaluation before choosing such vendors, periodic assessment thereafter and if a third-party has a reported cybersecurity incident, ARKO Parent performs an assessment to find and reduce risks related to such third-party incident that may affect us.

ARKO Parent’s systems regularly face attacks that aim to interrupt and delay our operations or obtain information from our systems. Any major disruption or nefarious access, to our systems or a third-party’s systems, could lead to disclosure or destruction of data, including employee, customer and corporate information, which may expose us to business, regulatory, litigation and reputation risk and could negatively affect our business and results of operations. As of the date of this Annual Report on Form 10-K, we have not encountered incidents from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial position. Refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K, including “Significant disruptions of information technology systems, breaches of data security or other cybersecurity incidents, or compromised data could materially adversely affect our business” for additional discussion about cybersecurity-related risks.

ARKO Parent performs various tasks designed to protect us from cybersecurity incidents, such as: conducting proactive cybersecurity reviews of systems and applications; performing penetration testing using external third-party tools and techniques; conducting employee training; and monitoring emerging laws and regulations related to data protection and information security. ARKO Parent evaluates risks from cyberattacks and technology threats and checks our information systems for possible weaknesses. ARKO Parent uses a risk quantification model created by the National Institute of Standards and Technology to find, assess and rank cybersecurity and technology risks and create related security controls and protections. Using third-party organizations and ongoing internal assessments, ARKO Parent regularly reviews and tests our information security program to enhance our security measures and planning. ARKO Parent also engages an external auditor to perform an annual payment card industry data security standard review of our security controls protecting payment information, as well as quarterly third-party penetration testing of our cardholder environment and related systems.

ARKO Parent follows incident response and breach management processes that principally consist of four interrelated steps to identify and assess material risks from cybersecurity threats: (1) preparing for a cybersecurity incident; (2) detecting and analyzing a cybersecurity incident; (3) containing, eliminating and recovering from the cybersecurity incident; and (4) analyzing the cybersecurity incident after it is resolved. ARKO Parent assesses, ranks and prioritizes cybersecurity incidents based on their severity and impact on its and our operations and business. ARKO Parent’s information security team, with assistance from its legal team, oversees cybersecurity incident response and breach management processes and reports to our Board’s Audit Committee (the “Audit Committee”).

GPM’s Chief Information Officer (the “GPM CIO”), who has more than 30 years of technology experience, leads ARKO Parent’s information security team. ARKO Parent also uses additional employees with relevant educational and industry experience to support its information security program.

Our Audit Committee has oversight responsibility for cybersecurity threats, and the GPM CIO provides cybersecurity-related information to our Board on a periodic basis. Our Board’s oversight, including through the Audit Committee, includes receiving periodic reports from the GPM CIO and other information technology team members on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. In addition, the Audit Committee is tasked with review of ARKO Parent’s annual cybersecurity assessment of key cybersecurity risks.

ARKO Parent has adopted cybersecurity processes, which includes company-wide procedures related to identifying, managing and assessing cybersecurity threats. In the event of a cybersecurity incident which is potentially material, the GPM CIO must report such incident to ARKO Parent’s CEO, CFO, General Counsel and the chair of the ARKO Corp. Cybersecurity

Subcommittee, and these executives and board member determine whether, based on materiality or potential materiality, to report the cybersecurity incident to the ARKO Corp. Cybersecurity Subcommittee, which committee makes a determination if such cybersecurity incident requires a public filing. If applicable to us, ARKO Parent will also inform our Audit Committee and management, who will consult on appropriate disclosure responsive to such an incident.

ITEM 2. PROPERTIES.

As of December 31, 2025, we owned 197 properties, including 52 consignment agent locations, 113 lessee-dealer sites and 32 fleet fueling locations. Additionally, we have long-term control over a leased property portfolio composed of 679 locations as of December 31, 2025. Of the leased properties, 136 were consignment agent locations, 387 were lessee-dealer locations and 156 were fleet fueling locations.

There are various agreements amongst us, ARKO Parent and its related entities, pursuant to which we lease certain of our sites from third parties, sublease from ARKO Parent, or act as cotenant with ARKO Parent under master leases. In connection with our IPO, an assignment, assumption, master sublease and bill of sale agreement assigned current subleases with operations from GPM (ARKO Parent) entities to GPM Empire, LLC, a Delaware limited liability company formed in 2020 and our wholly owned subsidiary (“GPME”), contains a bill of sale for the equipment moved from the GPM entities to GPME, and subleases properties from GPM parties to GPME for sites already dealerized. There are also lease agreements related to GPM RE LP-owned real property, wherein we lease the real property to GPM (for certain current ARKO Retail Sites). Lastly, there are sublease agreements for single site deals between various GPM entities as sublessor and GPME as sublessee relating to leased sites that will be dealerized in the future. Such lease/sublease agreements provide that if more than one person or entity (e.g., shareholders or partners) constitute or comprise lessee or sublessee under such agreements, the obligations of lessee or sublessee, as applicable, shall be joint and several. Additionally, upon a default, the lessor/sublessor may terminate the applicable lease or sublease, reenter and repossess the premises that are the subject of such agreement and lease to any other person, or exercise any other rights and remedies available to it. All of the foregoing agreements contain general indemnity obligations of the parties thereto and are governed by the laws of the state in which the relevant property subject to the agreement is located. See “Item 1A. Risk Factors—We lease certain of our sites from third parties; are jointly and severally liable under certain master leases; and our dealers control other sites, all of which could result in increased costs and disruptions to our operations” for more information on the risks these agreements present to us.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report on Form 10-K, we were not party to any material legal proceedings that would require disclosure pursuant to Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock is listed on the Nasdaq Capital Market under the symbol “APC.” The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 of this report and is incorporated herein by this reference.

Holders

As of March 27, 2026, there was one stockholder of record of our Class A common stock and one stockholder of record of our Class B common stock.

Dividends

We currently intend to pay a regular quarterly cash dividend of $0.50 per share to holders of our Class A and Class B common stock, or $2.00 per share on an annualized basis. Our Board will determine the amount, timing, and payment of any dividend in its sole discretion taking into account Discretionary Cash Flow, reserves for working capital and investment capital expenditures, debt service, the prudent conduct of our business, and other factors it deems relevant. Cash dividends paid in respect of our Class A common stock will also be paid in respect of our Class B common stock. As a result, dividends paid on our common stock will be received on a pro rata basis by holders of our Class A common stock and holders of our Class B common stock, which Class B common stock is held indirectly by ARKO Parent.

Recent Sales of Unregistered Securities

In August 2025, we issued 1,000 shares of common stock, par value $0.0001 per share, to ARKO Convenience Stores, LLC, a wholly owned subsidiary of ARKO Parent (“ACS”), which issuance was exempt from registration under Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering. On February 12, 2026, ACS surrendered such shares of our common stock in exchange for 35,000,000 shares of Class B common stock.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from Initial Public Offering

On February 13, 2026, we completed our IPO. In connection with our IPO, we issued and sold 11,111,111 shares of Class A common stock at a price to the public of $18.00 per share under our Registration Statement on Form S-1, as amended (File No. 333-292265), which was declared effective by the SEC on February 11, 2026. The offering commenced on February 3. 2026 and did not terminate before all of the securities registered in such Registration Statement were sold, excluding up to 1,666,666 additional shares of Class A common stock that could be sold to the underwriters pursuant to their option to purchase such additional shares, which option expired on the 30th day following the effective date of such Registration Statement. Gross proceeds from our IPO were approximately $200.0 million, and we received proceeds of approximately $183.2 million, net of approximately $16.8 million of underwriting discounts and commissions and offering expenses payable by us. On February 13, 2026, we used the net proceeds received to repay approximately $184.0 million of the indebtedness under the Capital One Line of Credit. On March 5, 2026, the underwriters exercised their over-allotment option to acquire an additional 1,459,112 shares of our Class A common stock. This transaction closed on March 9, 2026 and provided us with additional proceeds of $24.4 million after deducting underwriters’ discounts and commissions. We used a portion of the net proceeds from the closing of the over-allotment option to repay approximately $22.7 million of the indebtedness under the Capital One Line of Credit. There has been no material change in the planned use of proceeds from our initial public offering as described in the related prospectus filed under Rule 424(b)(4) of the Securities Act of 1933, as amended.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, about our expectations, beliefs, plans and intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. Forward-looking statements reflect our views only as of the date they are made. We do not undertake any obligation to update forward-looking statements except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA.

Overview

ARKO Petroleum Corp. is a growth-oriented, fuel distribution company and one of the largest wholesale fuel distributors by gallons in North America, supplying customers in more than 30 states across the United States (“U.S.”). Based in Richmond, Virginia, ARKO Petroleum Corp. was incorporated under the laws of Delaware on July 2, 2025 as a wholly owned subsidiary of ARKO Corp., a Delaware corporation (“ARKO Parent”), one of the largest convenience store operators in the U.S. and whose common stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “ARKO.”

On February 13, 2026, we completed our initial public offering issuing 11,111,111 shares of our Class A common stock, par value $0.0001 per share (“Class A common stock”), at a price to the public of $18.00 per share. In connection with the initial public offering, we granted to the underwriters an option for a period of 30 days following the closing of the initial public offering to purchase up to an additional 1,666,666 shares of Class A common stock to cover over-allotments. On March 5, 2026, the underwriters exercised their option to purchase 1,459,112 shares of Class A common stock, and on March 9, 2026, we issued and sold such shares to the underwriters. The foregoing transactions are collectively referred to as our “IPO.” The total net proceeds from our IPO were approximately $206.8 million. Our Class A common stock began trading on Nasdaq under the symbol “APC” on February 12, 2026. ARKO Parent owns 35,000,000 of our Class B common stock, par value $0.0001 per share (“Class B common stock”), representing 73.6% of the economic interests and 93.3% of the combined voting power of the Class A common stock and Class B common stock.

In conjunction with our IPO, ARKO Parent contributed to us all of its wholesale and fleet fueling businesses and the rights to supply fuel to substantially all of ARKO Parent’s retail convenience stores that sell fuel (“ARKO Retail Sites”).

We are engaged in (i) wholesale activity, which includes the supply of fuel to gas stations operated by third-party dealers, (ii) fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and the issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites, and (iii) the wholesale distribution of fuel to substantially all of the ARKO Retail Sites (together, the “Business”). As of December 31, 2025, we supplied fuel to 2,099 dealer locations and to 1,095 ARKO Retail Sites, and we operated 295 proprietary and third-party cardlock locations. We are well diversified geographically and as of December 31, 2025, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

One of our key business objectives is to make quarterly cash distributions to stockholders and, over time, increase our quarterly cash distribution. We have designed our operating model to be cost-and-capital-efficient based on the following characteristics: (i) the Business requires a limited number of employees; (ii) relatively low operating costs, which generally result in high conversion of gross profit to Adjusted EBITDA and, similarly, an attractive margin profile; and (iii) adding wholesale and cardlock locations is not expected to require substantial incremental corporate overhead, providing an opportunity to scale efficiently. Additionally, our cost-and-capital-efficient operating model, relatively low leverage and stable and growing cash flow profile, are expected to position us to consistently convert a high level of Adjusted EBITDA into Discretionary Cash Flow, enabling us to prioritize the return of capital to stockholders in the form of consistent and growing cash dividends. Adjusted EBITDA and Discretionary Cash Flow are non-GAAP measures. Please see Use of Non-GAAP Measures below for discussion of these non-GAAP performance and liquidity measures and related reconciliation to net income and net cash provided by operating activities, as applicable.

Description of Segments

Our reportable segments are described below.

Wholesale Segment

Our wholesale segment supplies fuel to gas stations operated by third-party dealers, sub-wholesalers, and bulk and spot purchasers on either a cost-plus or consignment basis. For cost plus arrangements, the dealers, sub-wholesalers and bulk and spot purchasers, purchase fuel from us, and we earn a fixed mark-up above our cost. The sales price to the dealer is determined according to the terms of the relevant agreement, which typically reflects our total fuel costs plus the cost of transportation, taxes and our fixed margin. Furthermore, we generally retain any prompt pay discounts and rebates from our fuel suppliers. For consignment arrangements, we retain ownership of the fuel inventory at the site until the time of sale to the ultimate customer by the dealer, we are responsible for the pricing of the fuel to the end consumer and we share the gross profit generated from the sale of fuel by the dealer based on the terms of the relevant contract. In certain cases, gross profit is split based on a percentage and in others, we pay a fixed fee per gallon to the dealer and retain the remainder of the profit.

Fleet Fueling Segment

Our fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

GPMP Segment

Our GPMP segment includes the sale and supply of fuel to substantially all ARKO Retail Sites, at our cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter), and the GPMP segment charges a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) to certain ARKO Retail Sites that are not supplied by us. In addition, the GPMP segment includes the sale of fuel to substantially all of our wholesale locations at our cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter), and the GPMP segment charges a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) primarily to fleet fueling locations that are not supplied by the GPMP segment. These inter-segment transactions were eliminated in our combined results of operations. Through the end of the second quarter of 2025, the GPMP segment also supplied fuel to a limited number of dealers.

Basis of Presentation

The audited combined financial statements (the “combined financial statements”), which are contained elsewhere in this Annual Report on Form 10-K, present our historical financial position, results of operations, changes in net investment and our cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We have historically operated as part of ARKO Parent and not as a separate, publicly traded company. The combined financial statements have been derived from ARKO Parent’s audited consolidated financial statements and historical accounting records, carved out of the activity of ARKO Parent and combined. All revenues and costs as well as assets and liabilities directly associated with our Business have been included in the combined financial statements. The combined financial statements also include allocations of certain operating and corporate expenses from ARKO Parent relating to our Company. The allocations have been determined on a reasonable basis; however, the allocations are not necessarily representative of the amounts that would have been reflected in the combined financial statements had we been an entity that operated separately from ARKO Parent during the periods presented. Further, the combined financial statements are not reflective of what our results of operations, financial position, equity or cash flows might be in the future as a separate public company.

Immediately prior to our IPO, we entered into a Management Services Agreement with ARKO Parent, whereby ARKO Parent has agreed to provide or cause to be provided certain services to us, which were previously included as part of the allocations from ARKO Parent. As consideration, we agreed to pay ARKO Parent a fee. Related party allocations, including the method for such allocations, are discussed further in Note 18 to the combined financial statements.

For example, our combined financial statements include expense allocations for certain support functions that are provided on a centralized basis within ARKO Parent, such as certain ARKO Parent expenses and shared service functions provided by ARKO Parent. Following our IPO, under the Management Services Agreement, ARKO Parent will continue to provide us with some of the services related to these functions for agreed-upon fees, and we will incur other costs to replace the services and resources that will not be provided by ARKO Parent. We will also incur additional costs as a separate public company. Our total costs related to such support functions may differ from the costs that were historically allocated to us from ARKO Parent. These additional costs are primarily for the following:

•
additional personnel costs, including salaries, benefits and potential bonuses or stock-based compensation awards for staff, including staff additions to replace support provided by ARKO Parent that is not covered by the Management Services Agreement; and
•
corporate governance costs, including director and officer insurance costs, board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and Nasdaq listing fees.

Certain factors could impact the nature and amount of these separate public company costs, including our staffing and infrastructure needs. We may incur different costs associated with being a standalone public company, which would result in costs that vary from the costs that have been allocated to us in the combined financial statements.

Additionally, prior to our IPO, ARKO Parent used a centralized approach to cash management and financing of its operations, except with respect to GPM Petroleum LP, which has had, and continues to have, its own credit facility. See Liquidity and Capital Resources.

Factors Affecting Results of Operations and Comparability and Initiatives

We achieved strong growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions by us and ARKO Parent from 2013 through 2025. In April 2024, we acquired the right to supply fuel to 21 convenience stores ARKO Parent acquired from a third-party located in Michigan. In March 2023, we acquired 181 dealer locations, a commercial, government, and industrial business, and certain distribution and transportation assets from Transit Energy Group, LLC (the “TEG Acquisition”), as well as the right to supply fuel to 135 convenience stores ARKO Parent acquired as part of the TEG Acquisition. In June 2023, we completed our acquisition of 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico from WTG Fuels Holdings, LLC (the “WTG Acquisition”) and the right to supply fuel to the 24 convenience stores ARKO Parent acquired as part of the WTG Acquisition (together with the TEG Acquisition, the “2023 Acquisitions”). Our strategic acquisitions, as well as the conversion of a meaningful number of ARKO Retail Sites to dealer locations, have had, and may continue to have, a significant impact on our reported results, which can make period to period comparisons difficult. For additional information regarding our acquisitions, see Note 3 to the combined financial statements.

Starting in the middle of 2024, ARKO Parent commenced a multi-year transformation plan to leverage its unique, multi-segment operating model to expand our wholesale fuel distribution network by converting a meaningful number of ARKO Retail Sites to dealer locations. The conversion of an ARKO Retail Site that had been supplied by the GPMP segment to a dealer location effectively shifts that site to our wholesale segment. In such cases, we realize higher profit from ongoing fuel supply agreements and rental income than from the supply of fuel to these ARKO Retail Sites by the GPMP segment. During the year ended December 31, 2025, our sales team converted 256 ARKO Retail Sites to dealer locations, and has converted a total of 409 stores since the beginning of this initiative in the middle of 2024. We expect that ARKO Parent will convert a meaningful number of additional stores throughout 2026.

We are targeting 20 new-to-industry (“NTI”) fleet fueling locations with target openings during 2026, with one opened in March 2026, and 13 of which we are currently advancing, and we anticipate that these NTI locations will have a positive impact on our results of operations given the attractive, durable cash flow profile of our fleet fueling business.

Our wholesale and fleet fueling businesses and the GPMP segment’s wholesale distribution of fuel to substantially all of the ARKO Retail Sites have provided stable, ratable cash flows that can be deployed to pursue accretive acquisitions and invest in our business, and we believe our significant size and scale aids our efforts to successfully deploy our growth strategies, which we anticipate will result in value accretion. Additionally, we believe our low leverage profile and anticipated cash flows position us to consistently return capital to stockholders through dividends.

The following table provides a history of our acquisitions, site conversions and site closings for the periods noted, for the wholesale, fleet fueling and GPMP segments:

	For the Year Ended December 31,
Wholesale Segment [1]	2025	2024	2023
Number of sites at beginning of period	1,922	1,825	1,674
Acquired sites	—	—	190
Newly opened or reopened sites [2]	26	39	83
ARKO Retail Sites converted to consignment or fuel supply locations	256	153	16
Fuel supply locations converted to fleet fueling sites	—	—	(1)
Closed or divested sites	(105)	(95)	(137)
Number of sites at end of period	2,099	1,922	1,825

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Year Ended December 31,
Fleet Fueling Segment	2025	2024	2023
Number of sites at beginning of period	280	298	183
Acquired sites	2	—	111
Newly opened or reopened sites	16	1	6
Fleet fueling locations converted from fuel supply locations	—	—	1
Closed or divested sites	(3)	(19)	(3)
Number of sites at end of period	295	280	298

	For the Year Ended December 31,
GPMP Segment – related party sites (ARKO Retail Sites)	2025	2024	2023
Number of sites at beginning of period	1,356	1,499	1,357
Acquired sites	—	21	166
Newly opened or reopened sites	2	1	1
ARKO Retail Sites converted to consignment or fuel supply locations	(256)	(153)	(16)
Sites closed, divested or converted to rental	(7)	(12)	(9)
Number of sites at end of period	1,095	1,356	1,499

Trends Impacting our Business

We believe we have limited exposure to fluctuating commodity prices because we generally pass the cost of the fuel we distribute through to our customers. In addition, we are able to generate larger fuel margins (i) under consignment distribution arrangements with third-party dealers, where we maintain control of the fuel inventory and retail fuel pricing, and (ii) on fuel sales at our cardlock locations, compared to fuel supply arrangements.

The number of fuel gallons we sell and the related fuel margin that we earn per gallon significantly impact our results of operations. Fuel gallons sold to dealers at fuel supply locations and consignment agent locations are dependent on the volume at these locations, which is impacted by the macroeconomic environment, weather and other factors. Fuel gallons sold at proprietary and third-party cardlock locations and to ARKO Retail Sites are impacted by changes in the number of locations, macroeconomic environment, weather, crude oil pricing and other factors.

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the United States. We pass wholesale fuel cost changes to our fuel supply dealers, including ARKO Retail Sites, and attempt to pass wholesale fuel cost changes to our fleet fueling and consignment customers through price changes; however, we are not always able to do so. Competitive conditions primarily drive the timing of any increases or decreases in retail prices. Fuel margins for our fleet fueling sites and consignment locations can change rapidly because they are influenced by many factors, including: the wholesale cost of fuel; interruptions in supply caused by severe weather; supply chain disruptions; refinery mechanical failures; and competition in the local markets in which we operate. We tend to realize lower fuel margins when the cost of fuel is increasing gradually over a longer period of time and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time. From time to time, market and geopolitical conditions constrain the supply of fuel, including diesel fuel in particular; therefore, we maintain terminal storage of diesel fuel for our fleet fueling sites’ short-term supply needs.

Additionally, the significant increase in the rate of inflation in the U.S. in recent years and the effect of higher prevailing interest rates has reduced consumer purchasing power. The persistence of, or increase in, inflation could negatively impact the demand for our fuel, including due to consumers reducing travel, which could reduce sales volumes.

Legislative Update

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The OBBB reinstated several key income tax provisions that were initially part of the U.S. Tax Cuts and Jobs Act of 2017, but which had been phased out in recent years or were set to expire in 2025, and made other changes to income tax provisions, many of which are not effective until 2026. The OBBB, among other things, repealed the mandatory capitalization of domestic research and development expenditures under Internal Revenue Code Section 174, extended the ability to take 100% bonus depreciation, reinstituted the EBITDA-based Section 163(j) calculation, revised international tax regimes, and accelerated the phase out of clean energy credits.

We have evaluated the impact of the OBBB and reflected the effects in the combined financial statements. Specifically, we recorded a favorable impact on the timing of cash paid for taxes of $7.4 million for the year ended December 31, 2025. The OBBB did not have a material impact on our effective tax rate for 2025. We will continue to monitor future guidance and developments related to the OBBB and will update our income tax disclosures as appropriate.

Seasonality

Our business is seasonal, and our operating income in the second and third quarters has historically been significantly greater than in the first and fourth quarters as a result of the generally favorable climate and seasonal buying patterns of our customers.

Results of Operations for the years ended December 31, 2025, 2024 and 2023

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using the combined financial statements and the notes thereto, and the following discussion should be read in conjunction with such combined financial statements and related notes, which are contained elsewhere in this Annual Report on Form 10-K. All figures (other than related party) for fuel costs, fuel contribution and fuel margin per gallon exclude the estimated fixed margin or fixed fee paid to the GPMP segment for the cost of fuel, which are intercompany charges by the GPMP segment.

Combined Results

The table below shows our combined results for the years ended December 31, 2025, 2024 and 2023, together with certain key metrics.

	For the Year Ended December 31,
	2025	2024	2023
Revenues:	(in thousands)
Fuel revenue	$3,203,273	$3,351,366	$3,607,451
Fuel revenue – related party	2,302,547	2,964,304	3,313,404
Other revenues, net	63,063	40,212	35,805
Other revenues, net – related party	12,381	11,857	11,361
Total revenues	5,581,264	6,367,739	6,968,021
Operating expenses:
Fuel costs	3,038,980	3,192,358	3,454,484
Fuel costs – related party	2,259,307	2,913,130	3,260,225
Site operating expenses, including allocated expenses	98,437	81,337	74,916
General and administrative expenses, including allocated expenses	42,521	42,702	41,834
Depreciation and amortization, including allocated expenses	54,728	46,087	44,155
Total operating expenses	5,493,973	6,275,614	6,875,614
Other expenses, net	3,360	123	2,874
Operating income	83,931	92,002	89,533
Interest and other financial expenses, net, including allocated expenses	(42,092)	(36,677)	(35,064)
Income before income taxes	41,839	55,325	54,469
Income tax expense	(9,112)	(15,108)	(12,890)
Net income	$32,727	$40,217	$41,579
Less: Net income attributable to non-controlling interests	—	—	197
Net income attributable to ARKO Petroleum Corp.	$32,727	$40,217	$41,382
Fuel gallons sold	1,141,010	1,108,255	1,119,484
Fuel gallons sold – related party	864,800	1,023,480	1,063,580
Fuel gallons sold – total	2,005,810	2,131,735	2,183,064
Fuel contribution [1]	$164,293	$159,008	$152,967
Fuel contribution – related party [1]	$43,240	$51,174	$53,179
Fuel contribution – total [1]	$207,533	$210,182	$206,146
Fuel margin, cents per gallon [2]	14.4	14.3	13.7
Fuel margin, cents per gallon – related party [2]	5.0	5.0	5.0
Fuel margin, cents per gallon – total [2]	10.3	9.9	9.4
Adjusted EBITDA [3]	$143,513	$139,167	$137,295
Net cash provided by operating activities	$79,558	$106,757	$58,803
Discretionary Cash Flow [3]	$88,859	$79,868	$86,519

1 Calculated as fuel revenue less fuel costs.

2 Calculated as fuel contribution divided by fuel gallons sold.

3 Refer to “Use of Non-GAAP Measures” below for discussion of these non-GAAP performance and liquidity measures and related reconciliation to net income and net cash provided by operating activities, as applicable.

For the year ended December 31, 2025 compared to the year ended December 31, 2024

For the year ended December 31, 2025, fuel revenue decreased by $148.1 million, or 4.4%, compared to the year ended December 31, 2024. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel compared to the year ended December 31, 2024 and fewer gallons sold at comparable wholesale sites and fleet fueling sites in the year ended December 31, 2025 compared to the year ended December 31, 2024, due to a challenging macroeconomic environment and severe weather conditions in January and February 2025 in certain of the markets in which we operate, which was partially offset by the contribution of gallons from ARKO Retail Sites converted to dealer locations since the middle of 2024.

For the year ended December 31, 2025, fuel revenue – related party decreased by $661.8 million, or 22.3%, compared to the year ended December 31, 2024, resulting primarily from a decrease in the average price of fuel in the year ended December 31, 2025, as compared to the year ended December 31, 2024, and a 158.7 million, or 15.5%, decrease in gallons sold, reflecting the challenging macroeconomic environment and ARKO Retail Sites converted to dealer locations, which was partially offset by incremental gallons sold relating to ARKO Parent’s acquisition of retail sites during 2024.

For the year ended December 31, 2025, other revenues, net increased by $22.9 million, or 56.8% compared to the year ended December 31, 2024, primarily due to additional rental income from ARKO Retail Sites that had been converted to dealer locations.

For the year ended December 31, 2025, other revenues, net – related party increased by $0.5 million, or 4.4%, compared to the year ended December 31, 2024, primarily due to additional revenue from the transportation of fuel to ARKO Retail Sites.

For the year ended December 31, 2025, total operating expenses decreased by $781.6 million, or 12.5%, compared to the year ended December 31, 2024. Fuel costs decreased by $153.4 million, or 4.8%, compared to the year ended December 31, 2024 and fuel costs – related party decreased by $653.8 million, or 22.4%, compared to the year ended December 31, 2024, both consistent with the decrease in fuel revenues. For the year ended December 31, 2025, site operating expenses including allocated expenses increased by $17.1 million, or 21.0%, as compared to the year ended December 31, 2024 due to incremental expenses from ARKO Retail Sites converted to dealer locations.

For the year ended December 31, 2025, general and administrative expenses including allocated expenses decreased by $0.2 million, or 0.4%, compared to the year ended December 31, 2024.

For the year ended December 31, 2025, depreciation and amortization expenses including allocated expenses increased by $8.6 million, or 18.7%, compared to the year ended December 31, 2024, primarily due to assets related to ARKO Retail Sites that have been converted to dealer locations.

For the year ended December 31, 2025, other expenses, net increased by $3.2 million compared to the year ended December 31, 2024 primarily due to costs associated with our IPO and higher losses on disposal of assets and impairment charges for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Operating income was $83.9 million for the year ended December 31, 2025 compared to $92.0 million for the year ended December 31, 2024. The decrease in operating income was primarily due to lower fuel contribution from comparable wholesale sites, lower fuel contribution from related party sites due to a decline in gallons at ARKO Retail Sites and an increase in depreciation and amortization expenses, which was partially offset by the benefit from ARKO Retail Sites that have been converted to dealer locations since the middle of 2024.

For the year ended December 31, 2025, interest and other financial expenses, net increased by $5.4 million compared to the year ended December 31, 2024, primarily due to higher interest expenses related to financial liabilities and financing leases, and approximately $3.4 million recorded as financial income in the year ended December 31, 2024 related to the settlement of deferred consideration related to the TEG acquisition, partially offset by lower average interest rates in the year ended December 31, 2025.

For the years ended December 31, 2025 and 2024, income tax expense was $9.1 million and $15.1 million, respectively, and our effective tax rate for the years ended December 31, 2025 and 2024 was 21.8% and 27.3%, respectively.

For the years ended December 31, 2025 and 2024, net income attributable to the Company was $32.7 million and $40.2 million, respectively.

For the years ended December 31, 2025 and 2024, Adjusted EBITDA was $143.5 million and $139.2 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

For the year ended December 31, 2024 compared to the year ended December 31, 2023

For the year ended December 31, 2024, fuel revenue decreased by $256.1 million, or 7.1%, compared to the year ended December 31, 2023. The decrease in fuel revenue was attributable primarily to a decrease in the average price of fuel in 2024 compared to 2023 and a decrease in gallons sold, which were partially offset by incremental gallons related to the 2023 Acquisitions, as well as contribution of gallons from ARKO Retail Sites converted to dealer locations in the trailing 12 months period.

For the year ended December 31, 2024, fuel revenue – related party decreased $349.1 million, or 10.5%, compared to the year ended December 31, 2023, resulting primarily from a decrease in the average price of fuel in 2024 as compared to 2023 and a 40.1 million, or 3.8%, decrease in gallons sold, reflecting the challenging macro-economic environment and ARKO Retail Sites converted to dealer locations, which was partially offset by incremental gallons sold relating to ARKO Parent’s acquisitions of retail sites during 2024 and 2023.

For the year ended December 31, 2024, other revenues, net increased $4.4 million, or 12.3%, compared to the year ended December 31, 2023, primarily due to additional revenue from the 2023 Acquisitions and from ARKO Retail Sites that have been converted to dealer locations.

For the year ended December 31, 2024, other revenues, net – related party increased $0.5 million, or 4.4%, compared to the year ended December 31, 2023.

For the year ended December 31, 2024, total operating expenses decreased $600.0 million, or 8.7%, compared to the year ended December 31, 2023. Fuel costs decreased $262.1 million, or 7.6% compared to 2023 and fuel costs – related party decreased $347.1 million, or 10.6%, compared to 2023, both consistent with the reduction in fuel revenues. For the year ended December 31, 2024, site operating expenses including allocated expenses increased $6.4 million, or 8.6%, compared to 2023 primarily due to incremental expenses as a result of the 2023 Acquisitions and expenses from ARKO Retail Sites that have been converted to dealer locations.

For the year ended December 31, 2024, general and administrative expenses including allocated expenses increased $0.9 million, or 2.1%, compared to the year ended December 31, 2023, primarily due to incremental expenses associated with the 2023 Acquisitions and annual wage increases.

For the year ended December 31, 2024, depreciation and amortization expenses including allocated expenses increased $1.9 million, or 4.4%, compared to the year ended December 31, 2023 primarily due to assets acquired in connection with the 2023 Acquisitions as well as assets related to ARKO Retail Sites that have been converted to dealer locations.

For the year ended December 31, 2024, other expenses, net decreased $2.8 million compared to the year ended December 31, 2023 primarily due to lower acquisition costs.

Operating income was $92.0 million for the year ended December 31, 2024 compared to $89.5 million for the year ended December 31, 2023. The increase in operating income was primarily due to incremental income from the 2023 Acquisitions as well as the benefit from ARKO Retail Sites that have been converted to dealer locations in 2024. Reduced fuel contribution at comparable wholesale sites more than offset the increase in fleet fueling fuel contribution at comparable fleet fueling sites.

For the year ended December 31, 2024, interest and other financial expenses, net increased $1.6 million compared to the year ended December 31, 2023 primarily as a result of higher average outstanding debt balances, a higher average interest rate for 2024 and higher interest expenses related to financial liabilities, which was partially offset by $3.4 million recorded as financial income related to the settlement of deferred consideration in connection with the TEG Acquisition.

For the years ended December 31, 2024 and 2023, income tax expense was $15.1 million and $12.9 million, respectively, and our effective tax rate for the years ended December 31, 2024 and 2023 was 27.3% and 23.7%, respectively.

For the years ended December 31, 2024 and 2023, net income attributable to ARKO Petroleum Corp. was $40.2 million and $41.4 million, respectively.

For the years ended December 31, 2024 and 2023, Adjusted EBITDA was $139.2 million and $137.3 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Segment Results

Disclosure of Incremental Contributions From Acquisitions

In the discussion of our segment results, we disclose certain information with respect to our acquisitions on an “incremental” basis. For example, incremental fuel gallons sold with respect to recent acquisitions. Incremental amounts or gallons related to such acquisitions reflect only the change (i.e. increase) in the contribution of the acquisitions between the referenced periods in which they were not yet reflected in comparable wholesale sites or comparable fleet fueling sites results.

Wholesale Segment

The table below shows the results of the wholesale segment for the years ended December 31, 2025, 2024 and 2023, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2025	2024	2023
Revenues:	(in thousands)
Fuel revenue	$2,700,838	$2,802,251	$3,041,760
Other revenues, net	52,270	28,918	25,628
Total revenues	2,753,108	2,831,169	3,067,388
Operating expenses:
Fuel costs	2,606,306	2,711,901	2,948,852
Site operating expenses, including allocated expenses	57,406	39,189	38,914
Total operating expenses	2,663,712	2,751,090	2,987,766
Operating income	$89,396	$80,079	$79,622
Fuel gallons sold – fuel supply locations	836,232	794,796	801,260
Fuel gallons sold – consignment agent locations	152,839	154,560	168,005
Fuel contribution [1] – fuel supply locations	52,510	47,930	48,396
Fuel contribution [1] – consignment agent locations	42,022	42,420	44,512
Fuel margin, cents per gallon [2] – fuel supply locations	6.3	6.0	6.0
Fuel margin, cents per gallon [2] – consignment agent locations	27.5	27.4	26.5

1 Calculated as fuel revenue less fuel costs; excludes the estimated fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel contribution divided by fuel gallons sold.

Note: Information disclosed on a “comparable wholesale sites” basis excludes wholesale sites added through the 2023 Acquisitions and ARKO Retail Sites converted to dealer locations, until the first quarter in which these sites had a full quarter of wholesale activity in the prior year. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure.

For the year ended December 31, 2025 compared to the year ended December 31, 2024

Wholesale Revenues

For the year ended December 31, 2025, fuel revenue decreased by $101.4 million, or 3.6%, compared to the year ended December 31, 2024, primarily due to a decrease in the average price of fuel in 2025 as compared to 2024, partially offset by a 39.7 million, or 4.2%, increase in gallons sold. Of total gallons sold, the ARKO Retail Sites that had been converted to dealer locations since the middle of 2024 contributed 79.7 million gallons, which were partially offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment.

Wholesale Operating Income

For the year ended December 31, 2025, wholesale operating income increased by $9.3 million compared to the year ended December 31, 2024. Additional operating income from the ARKO Retail Sites that had been converted to dealer locations since the middle of 2024 more than offset reduced operating income at comparable wholesale sites. An increase of $23.4 million in other revenues, net, combined with an increase in fuel contribution of $4.2 million in 2025 compared to 2024, was partially offset by an increase in site operating expenses of $18.3 million in 2025 compared to 2024. These increases were primarily due to the ARKO Retail Sites converted to dealer locations since the middle of 2024.

At fuel supply locations, fuel contribution increased by $4.6 million, and fuel margin per gallon also increased for 2025 compared to 2024, due to $6.9 million of incremental contribution from the ARKO Retail Sites converted to dealer locations, which was partially offset by decreased prompt pay discounts related to lower fuel costs and lower volumes at comparable fuel supply wholesale sites primarily due to the macroeconomic environment and severe weather conditions in January and February 2025 in certain of the markets in which we operate.

At consignment agent locations, fuel contribution decreased by $0.4 million due to decreased prompt pay discounts related to lower fuel costs and lower volumes at comparable wholesale sites, primarily due to the macroeconomic environment and severe weather conditions in January and February 2025 in certain of the markets in which we operate, which was partially offset by the incremental contribution of $2.0 million from the ARKO Retail Sites converted to dealer locations. Fuel margin per gallon increased for 2025 compared to 2024 due to a larger mix of higher performing consignment dealers as compared to the prior year.

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Wholesale Revenues

For the year ended December 31, 2024, fuel revenue decreased $239.5 million, or 7.9%, compared to the year ended December 31, 2023, caused by a 19.9 million, or 2.1%, decrease in gallons sold and a decrease in the average price of fuel in 2024 as compared to 2023. Of total gallons sold, the 2023 Acquisitions contributed approximately 18.4 million incremental gallons, and ARKO Retail Sites that have been converted to dealer locations contributed 10.4 million gallons, which were more than offset by lower volumes at comparable wholesale sites.

For the year ended December 31, 2024, other revenues, net increased $3.3 million or 12.8%, compared to the year ended December 31, 2023, primarily due to additional rental income.

Wholesale Operating Income

For the year ended December 31, 2024, wholesale operating income increased $0.5 million compared to 2023. An increase of approximately $3.3 million in total other revenues, net, was partially offset by a decrease in fuel contribution of approximately $2.6 million in 2024 compared to 2023. At fuel supply locations, fuel contribution decreased by $0.5 million, and fuel margin per gallon remained consistent with 2023, primarily due to decreased prompt pay discounts related to lower fuel costs and lower volumes at comparable wholesale sites, which was partially offset by incremental contribution related to ARKO Retail Sites converted to dealer locations of $0.7 million, and the 2023 Acquisitions. At consignment agent locations, fuel contribution decreased $2.1 million while fuel margin per gallon increased for 2024 compared to 2023, primarily due to incremental contribution of $0.5 million related to ARKO Retail Sites converted to dealer locations, and the 2023 Acquisitions, which was offset by lower rack-to-retail margins and decreased prompt pay discounts related to lower fuel costs.

For the year ended December 31, 2024, site operating expenses remained consistent with those in the year ended December 31, 2023.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the years ended December 31, 2025, 2024 and 2023, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2025	2024	2023
Revenues:	(in thousands)
Fuel revenue	$474,796	$515,462	$530,937
Other revenues, net	8,983	9,135	7,818
Total revenues	483,779	524,597	538,755
Operating expenses:
Fuel costs	409,063	451,173	475,037
Site operating expenses	26,120	24,917	22,298
Total operating expenses	435,183	476,090	497,335
Operating income	$48,596	$48,507	$41,420
Fuel gallons sold – proprietary cardlock locations	129,459	136,104	130,995
Fuel gallons sold – third-party cardlock locations	13,389	12,814	9,832
Fuel contribution [1] – proprietary cardlock locations	63,408	62,612	54,685
Fuel contribution [1] – third-party cardlock locations	2,325	1,677	1,215
Fuel margin, cents per gallon [2] – proprietary cardlock locations	49.0	46.0	41.7
Fuel margin, cents per gallon [2] – third-party cardlock locations	17.4	13.1	12.4

1 Calculated as fuel revenue less fuel costs; excludes the estimated fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel contribution divided by fuel gallons sold.

Note: Comparable fleet fueling sites exclude fleet fueling sites added through the WTG Acquisition, until the first quarter in which these sites had a full quarter of fleet fueling activity in the prior year.

For the year ended December 31, 2025 compared to the year ended December 31, 2024

Fleet Fueling Revenues

For the year ended December 31, 2025, fuel revenue decreased by $40.7 million, or 7.9%, and other revenues, net decreased by $0.2 million, in each case compared to the year ended December 31, 2024. Fuel revenue was negatively impacted by a 6.1 million decrease in gallons sold, or 4.1%, due primarily to movements in crude oil pricing and severe weather conditions in January and

February 2025 that impacted certain of the markets in which we operate, and a decrease in the average price of fuel in 2025 compared to 2024.

Fleet Fueling Operating Income

For the year ended December 31, 2025, fuel contribution increased by $1.4 million compared to the year ended December 31, 2024. At proprietary cardlocks, fuel contribution increased by $0.8 million, and fuel margin per gallon also increased for 2025 compared to 2024, primarily due to favorable diesel margins. At third-party cardlock locations, fuel contribution increased by $0.6 million, and fuel margin per gallon also increased for 2025 compared to 2024, primarily due to the closure of underperforming third-party locations.

For the year ended December 31, 2025, site operating expenses increased by $1.2 million compared to the year ended December 31, 2024, primarily due to higher rent and insurance.

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Fleet Fueling Revenues

For the year ended December 31, 2024, fuel revenue decreased by $15.5 million, or 2.9%, and other revenues, net increased by $1.3 million, compared to the year ended December 31, 2023. Fleet fueling revenues were negatively impacted by a decrease in the average price of fuel in 2024 compared to 2023, which were partially offset by an 8.1 million increase in gallons sold, or 5.7%, primarily resulting from the WTG Acquisition.

Fleet Fueling Operating Income

For the year ended December 31, 2024, fuel contribution increased by $8.4 million compared to the year ended December 31, 2023. At proprietary cardlocks, fuel contribution increased by $7.9 million, and fuel margin per gallon also increased for the year ended December 31, 2024, compared to the year ended December 31, 2023. At third-party cardlock locations, fuel contribution increased $0.5 million, and fuel margin per gallon also increased for 2024 compared to 2023. These changes were primarily due to higher volumes and the cardlocks acquired in the WTG Acquisition.

For the year ended December 31, 2024, site operating expenses increased $2.6 million compared to the year ended December 31, 2023 primarily due to the WTG Acquisition.

GPMP Segment

The table below shows the results of the GPMP segment for the years ended December 31, 2025, 2024 and 2023, together with certain key metrics for the segment.

	For the Year Ended December 31,
	2025	2024	2023
Revenues:	(in thousands)
Fuel revenue – inter-segment [1]	$2,533,041	$2,643,084	$2,883,992
Fuel revenue – related party [1]	2,302,547	2,964,304	3,313,404
Fuel revenue – third party customers	849	3,624	3,681
Other revenues, net	727	838	939
Other revenues, net – inter-segment [1]	8,435	8,455	8,021
Other revenues, net – related party [1]	2,685	2,781	2,897
Total revenues	4,848,284	5,623,086	6,212,934
Operating expenses:
Fuel costs – inter-segment	2,484,616	2,596,455	2,836,659
Fuel costs – related party	2,259,307	2,913,130	3,260,225
Fuel costs – third party customers	848	3,507	3,675
General and administrative expenses	3,244	3,585	3,162
Depreciation and amortization	7,359	7,371	7,365
Total operating expenses	4,755,374	5,524,048	6,111,086
Other income, net	—	—	(598)
Operating income	$92,910	$99,038	$102,446
Fuel gallons sold – inter-segment	968,497	932,509	953,942
Fuel gallons sold – related party locations	864,800	1,023,480	1,063,580
Fuel gallons sold – third party customers	217	1,044	1,364
Fuel contribution [2] – related party locations	43,240	51,174	53,179
Fuel margin, cents per gallon [3] – related party locations	5.0	5.0	5.0

1 Includes the estimated fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs.

3 Calculated as fuel contribution divided by fuel gallons sold.

For the year ended December 31, 2025 compared to the year ended December 31, 2024

GPMP Revenues

For the year ended December 31, 2025, fuel revenue – inter-segment decreased by $110.0 million, or 4.2%, compared to the year ended December 31, 2024. The decrease was attributable to a decrease in the average price of fuel for the year ended December 31, 2025 compared to the year ended December 31, 2024 partially offset by an increase in gallons sold related to ARKO Retail Sites that had been converted to dealer locations.

For the year ended December 31, 2025, fuel revenue – related party decreased by $661.8 million, or 22.3%, compared to the year ended December 31, 2024, caused by a decrease in the average price of fuel in the year ended December 31, 2025 compared to the year ended December 31, 2024 and a 158.7 million, or 15.5%, decrease in gallons sold, reflecting the challenging macroeconomic environment and ARKO Retail Sites that had been converted to dealer locations, which was slightly offset by incremental gallons sold relating to ARKO Parent’s acquisition of ARKO Retail Sites during 2024.

For the years ended December 31, 2025 and 2024, other revenues, net were similar. Other revenues, net – inter-segment related to the fixed fee primarily charged to sites in the fleet fueling segment that were not supplied by the GPMP segment (5.0 cents per gallon sold for the three years ended December 31, 2025) were similar for the years ended December 31, 2025 and 2024. Other revenues, net – related party related to the fixed fee charged to certain ARKO Retail Sites that were not supplied by GPMP (5.0 cents per gallon sold for the three years ended December 31, 2025) decreased slightly for the year ended December 31, 2025 compared to the year ended December 31, 2024.

GPMP Operating Income

Fuel contribution decreased by $6.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to fewer gallons sold at a fixed margin to both ARKO Retail Sites and the comparable wholesale sites.

For the year ended December 31, 2025, general and administrative expenses decreased by $0.3 million from those in the year ended December 31, 2024, and depreciation and amortization expenses for the year ended December 31, 2025 remained consistent with the year ended December 31, 2024.

For the year ended December 31, 2024 compared to the year ended December 31, 2023

GPMP Revenues

For the year ended December 31, 2024, fuel revenue – inter-segment decreased $240.9 million, or 8.4%, compared to the year ended December 31, 2023. The decrease was attributable to a decrease in gallons sold and a decrease in the average price of fuel for 2024 compared to 2023.

For the year ended December 31, 2024, fuel revenue – related party decreased $349.1 million, or 10.5%, compared to the year ended December 31, 2023, caused by a decrease in the average price of fuel in 2024 as compared to 2023 and a 40.1 million, or 3.8%, decrease in gallons sold, reflecting the challenging macroeconomic environment and ARKO Retail Sites converted to dealer locations, which was partially offset by incremental gallons sold relating to ARKO Parent’s acquisition of ARKO Retail Sites during 2024 and 2023.

For the years ended December 31, 2024 and 2023, other revenues, net were similar. Other revenues, net – inter-segment related to the fixed fee primarily charged to sites in the fleet fueling segment that were not supplied by GPMP (5.0 cents per gallon sold for the three years ended December 31, 2025) and increased slightly for 2024 as compared to 2023. Other revenues, net – related party related to the fixed fee charged to certain ARKO Retail Sites that were not supplied by GPMP (5.0 cents per gallon sold for the three years ended December 31, 2025) and decreased slightly for 2024 as compared to 2023.

GPMP Operating Income

Fuel margin decreased by $2.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to fewer gallons sold at a fixed margin to both ARKO Parent and the wholesale segment.

For the year ended December 31, 2024, total general and administrative expenses increased slightly from those in the year ended December 31, 2023, and depreciation and amortization expenses for 2024 remained consistent with 2023.

Use of Non-GAAP Measures

We disclose certain measures on a “comparable wholesale sites” or “comparable fleet fueling sites” basis, which are non-GAAP measures. Information disclosed on a “comparable wholesale sites” basis excludes wholesale sites added through the 2023 Acquisitions and ARKO Retail Sites converted to dealer locations until the first quarter in which these sites had a full quarter of wholesale activity in the prior year. Information disclosed on a “comparable fleet fueling sites” basis excludes fleet fueling sites added through the WTG Acquisition until the first quarter in which these sites had a full quarter of fleet fueling activity in the prior year. We believe that this information is useful for our investors, securities analysts, and other interested parties by providing greater comparability regarding our ongoing operating performance. Neither these measures nor those described below should be considered an alternative to measurements presented in accordance with GAAP.

We define EBITDA as net income (including net income attributable to non-controlling interest) before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition costs, share-based compensation expense, other non-cash items, and other unusual or non-recurring charges. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures.

We use EBITDA and Adjusted EBITDA for operational and financial decision-making and believe these measures are useful in evaluating our performance because they eliminate certain items that we do not consider indicators of our operating performance. EBITDA and Adjusted EBITDA are also used by many of our investors, securities analysts, and other interested parties in evaluating our operational and financial performance across reporting periods. We believe that the presentation of EBITDA and Adjusted EBITDA provides useful information to investors by allowing an understanding of key measures that we use internally for operational decision-making, budgeting, evaluating acquisition targets, and assessing our operating performance.

We define Net Debt as the sum of total debt, net, financing leases and financial liabilities, less cash and cash equivalents. Net Debt is used by management to measure the effective level of our indebtedness.

We define the Ratio of Net Debt to Adjusted EBITDA as the ratio derived by dividing Net Debt by Adjusted EBITDA. The Ratio of Net Debt to Adjusted EBITDA is an important measure used by our management to evaluate our access to liquidity, and we believe it provides useful information for investors as a representation of our financial strength by presenting the sustainability of our debt levels and our ability to take on additional debt against Adjusted EBITDA, which is used as an operating performance measure. The Ratio of Net Debt to Adjusted EBITDA is also frequently used by investors and credit rating agencies to analyze our operating performance.

We define Discretionary Cash Flow as net cash provided by operating activities, (i) less changes in operating assets and liabilities, maintenance capital expenditures, charges to allowance for credit losses, and non-cash rent expense, and (ii) plus acquisition costs, amortization of deferred income net of prepaid to related party, and certain other expenses (income). Discretionary Cash Flow will not reflect changes in working capital balances. Discretionary Cash Flow is a liquidity measure we and third parties, such as industry analysts, investors, lenders, rating agencies and others, use to assess our ability to internally fund our acquisitions, pay dividends, and service or incur additional debt. We believe that the presentation of Discretionary Cash Flow provides useful information to investors, securities analysts, and other interested parties for evaluating our liquidity.

EBITDA, Adjusted EBITDA, Net Debt, the Ratio of Net Debt to Adjusted EBITDA and Discretionary Cash Flow should not be considered as alternatives to any financial measure presented in accordance with GAAP, including net income and net cash provided by operating activities. These non-GAAP measures have limitations as analytical tools and should not be considered in isolation, or as substitutes for the analysis of our results as reported under GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, comparable wholesale sites, comparable fleet fueling sites, EBITDA, Adjusted EBITDA, Net Debt, the Ratio of Net Debt to Adjusted EBITDA and Discretionary Cash Flow, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of these non-GAAP financial measures with those used by other companies.

The following table contains a reconciliation of (i) net income to EBITDA and Adjusted EBITDA and (ii) net cash provided by operating activities to Discretionary Cash Flow for the years ended December 31, 2025, 2024 and 2023.

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$32,727	$40,217	$41,579
Interest and other financing expenses, net	42,092	36,677	35,064
Income tax expense	9,112	15,108	12,890
Depreciation and amortization	54,728	46,087	44,155
EBITDA	138,659	138,089	133,688
Acquisition costs (a)	492	79	2,557
IPO costs (b)	565	—	—
Loss on disposal of assets and impairment charges (c)	4,558	811	1,046
Share-based compensation expense (d)	997	876	608
Taxes received (paid) in arrears (e)	178	(601)	—
Adjustment to contingent consideration (f)	(2,207)	(20)	(604)
Other (g)	271	(67)	—
Adjusted EBITDA	$143,513	$139,167	$137,295

Net cash provided by operating activities	$79,558	$106,757	$58,803
Changes in operating assets and liabilities	11,778	(20,659)	31,547
Maintenance capital expenditures (h)	(6,913)	(6,152)	(5,801)
Acquisition costs (a)	492	79	2,557
IPO costs (b)	565	—	—
Amortization of deferred income, net of prepaid to related party	5,520	2,663	1,407
Taxes paid (received) in arrears (e)	178	(601)	—
Charges to allowance for credit losses	(735)	(755)	(1,163)
Non-cash rent expense (i)	(2,609)	(2,033)	(1,319)
Other (j)	1,025	569	488
Discretionary Cash Flow	$88,859	$79,868	$86,519

Adjusted EBITDA	$143,513	$139,167	$137,295
Cash received for interest	554	296	16
Cash paid for interest and allocated interest	(39,672)	(36,975)	(30,215)
Cash paid for taxes	(8,623)	(16,468)	(14,776)
Maintenance capital expenditures (h)	(6,913)	(6,152)	(5,801)
Discretionary Cash Flow	$88,859	$79,868	$86,519

(a)
Eliminates costs incurred that are directly attributable to business acquisitions and salaries of employees whose primary job function is to execute our acquisition strategy and facilitate integration of acquired operations.
(b)
Eliminates one-time costs incurred related to our IPO, which closed on February 13, 2026.

(c)
Eliminates the non-cash loss from the sale or disposal of property and equipment, the loss recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing sites.
(d)
Eliminates non-cash share-based compensation expense related to ARKO Parent’s equity incentive program to incentivize, retain, and motivate our employees.
(e)
Eliminates the payment (receipt) of historical fuel, franchise and other tax amounts for multiple prior periods.
(f)
Eliminates fair value adjustments primarily related to the contingent consideration owed to the seller for the Empire Acquisition (as defined below), which closed in 2020.
(g)
Eliminates other unusual or non-recurring items that we do not consider to be meaningful in assessing operating performance.
(h)
Historically, ARKO Parent has not distinguished between maintenance capital expenditures, growth capital expenditures, and acquisition capital expenditures (other than with respect to business acquisitions). Maintenance capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity, while growth and acquisition capital expenditures are capital expenditures that we expect will increase our operating income or operating capacity over the long-term. For the years ended December 31, 2025, 2024 and 2023, we estimated that approximately $6.9 million, $6.2 million and $5.8 million of our capital expenditures were maintenance capital expenditures, respectively, and that $20.6 million, $5.1 million, and $6.2 million of our capital expenditures were growth capital expenditures, respectively.
(i)
Non-cash rent expense reflects the extent to which our GAAP rent expense recognized exceeded (or was less than) our cash rent payments. GAAP rent expense varies depending on the terms of our lease portfolio. For newer leases, our rent expense recognized typically exceeds our cash rent payments, whereas, for more mature leases, rent expense recognized is typically less than our cash rent payments.
(j)
Includes other unusual or non-recurring items and other amounts primarily related to additional consideration owed to the seller for the Empire Acquisition, which closed in 2020.

The following table contains a reconciliation of total debt, net to Net Debt as of December 31, 2025, as well as the ratio of each of the most directly comparable GAAP measures to Net Debt and Adjusted EBITDA.

	As of December 31, 2025
	(in thousands)
Total debt, net	$392,030
Financing leases	96,733
Financial liabilities	53,365
Cash and cash equivalents	(15,556)
Net Debt	$526,572
Ratio of total debt, net to net income	12.0	x
Ratio of Net Debt to Adjusted EBITDA	3.7	x

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, availability under our credit facilities and our cash balances. Our principal liquidity requirements are the financing of current operations, funding capital expenditures (including acquisitions), satisfying our operating and financing lease obligations, and servicing debt. Additionally, we intend to distribute to our stockholders quarterly cash dividends taking into account Discretionary Cash Flow, after appropriate reserves for our working capital needs, investment capital expenditures, debt service and the prudent conduct of our business. Our Discretionary Cash Flow is likely to fluctuate from quarter to quarter, in some cases significantly, primarily as a result of the seasonality of our business operations and purchasing and payment patterns, which change based upon the day of the week. Accordingly, during quarters in which our business operations generate Discretionary Cash Flow in excess of the amount necessary to pay our stated quarterly dividend, we may reserve a portion of the excess to fund cash dividends in future quarters. In quarters in which we do not generate sufficient cash available to fund our stated quarterly cash dividend, we may use sources of cash not included in our calculation of Discretionary Cash Flow, such as net cash provided by financing activities, to pay dividends, subject to the discretion of our Board.

We finance our inventory purchases primarily from customary trade credit aided by relatively rapid inventory turnover, as well as cash generated from operations. Rapid inventory turnover allows us to conduct operations without the need for large amounts of cash and working capital. We largely rely on internally generated cash flows and borrowings for operations, which we believe are sufficient to meet our liquidity needs for the foreseeable future.

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of December 31, 2025, all of our debt bears interest at variable rates, which subjects us to interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of December 31, 2025, we were in a strong liquidity position of approximately $434.3 million, consisting of approximately $15.6 million of cash and cash equivalents and $418.7 million of unused availability under our $800 million Capital One Line of Credit (as defined below), which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. Our liquidity position increased significantly following the closing of our IPO on February 13, 2026 and the use of the proceeds to repay approximately $184 million of the indebtedness under our Capital One Line of Credit. Additionally, following the underwriters’ exercise of their over-allotment option and our issuance and sale to the of 1,459,112 shares of Class A common stock on March 9, 2026, we used certain of the net proceeds thereof to repay approximately $22.7 million of the indebtedness under our Capital One Line of Credit.

The Board declared a quarterly pro-rated dividend of $0.26 per share of common stock, to be paid on April 21, 2026 to stockholders of record as of April 10, 2026. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends. We currently intend to pay a regular quarterly cash dividend of $0.50 per share to holders of our common stock, or $2.00 per share on an annualized basis. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will determine the amount, timing, and payment of any dividend in its sole discretion taking into account Discretionary Cash Flow, reserves for working capital and investment capital expenditures, debt service, the prudent conduct of our business, and other factors it deems relevant. Our objective is to pay our common stockholders a consistent and growing cash dividend that is sustainable on a long-term basis. Cash dividends paid in respect of our Class A common stock will also be paid in respect of our Class B common stock. As a result, dividends paid on our common stock will be received on a pro rata basis by holders of our Class A common stock and holders of our Class B common stock, which Class B common stock is held indirectly by ARKO Corp.

To date, we have funded capital expenditures primarily through funds generated from operations, funds received from vendors, sale-leaseback transactions, the issuance of debt, existing cash and ARKO Parent’s net investment. Future capital required to finance operations, pay dividends, consummate acquisitions, renovate our sites and add new fleet fueling locations is expected to come from cash on hand, cash generated by operations, availability under lines of credit, and additional long-term debt and equipment leases, as circumstances may dictate. We currently expect that our capital spending program will be primarily focused on maintaining our properties and equipment, renewal of supply agreements with dealers, pursuing new dealer contracts and acquiring additional dealer and cardlock locations, as well as expanding our fleet fueling footprint by building new locations. We do not expect such capital needs to adversely affect liquidity.

Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

Net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Net cash provided by (used in):	(in thousands)
Operating activities	$79,558	$106,757	$58,803
Investing activities	(22,185)	(9,440)	(79,646)
Financing activities	(67,158)	(89,082)	25,399
Total	$(9,785)	$8,235	$4,556

Operating Activities

Cash flows provided by operations are our main source of liquidity. We have historically relied primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings on our credit facilities and other debt or equity transactions to finance our operations and to fund our capital expenditures. Cash flow provided by operating activities is primarily impacted by our net income and changes in working capital.

For the year ended December 31, 2025, cash flows provided by operating activities were $79.6 million compared to $106.8 million for the year ended December 31, 2024. The decrease was partially due to decreases in working capital as a result of the day of the week on which the year ended in each year and approximately $2.4 million of higher net interest payments, which were partially offset by deferred income received from vendors, lower tax payments of $7.8 million and an increase in Adjusted EBITDA of $4.3 million.

For the year ended December 31, 2024, cash flows provided by operating activities were $106.8 million compared to $58.8 million for the year ended December 31, 2023. The increase was primarily the result of deferred income and dealer deposits received from dealers, incremental vendor incentives received and decreases in working capital, the result of the day of the week in which 2024 ended, and an increase in Adjusted EBITDA of $1.9 million, which were partially offset by approximately $6.5 million of higher net interest payments.

Discretionary Cash Flow

For the years ended December 31, 2025, 2024 and 2023, Discretionary Cash Flow was $88.9 million, $79.9 million and $86.5 million, respectively. Refer to “Use of Non-GAAP Measures” above for discussion of this non-GAAP liquidity measure and related reconciliation to net cash provided by operating activities.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the year ended December 31, 2025, cash used in investing activities increased by $12.7 million to $22.2 million from $9.4 million for the year ended December 31, 2024. For the year ended December 31, 2025, we utilized $24.8 million for capital expenditures, including the purchase of six fee properties for $6.5 million, fuel dispensers and other investments in our sites.

For the year ended December 31, 2024, cash used in investing activities decreased by $70.2 million to $9.4 million from $79.6 million for the year ended December 31, 2023. For the year ended December 31, 2024, we utilized $11.3 million for capital expenditures, including upgrades to fuel dispensers and other investments in our sites.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt as well as net transfers to ARKO Parent.

For the year ended December 31, 2025, financing activities consisted primarily of net receipts of $1.6 million for long-term debt, $3.2 million for additional consideration payments related to the 2020 acquisition of the business of Empire Petroleum Partners, LLC (the “Empire Acquisition”), repayments of $1.4 million for financing leases and $64.2 million of net transfers to ARKO Parent.

For the year ended December 31, 2024, financing activities consisted primarily of net receipts of $40.4 million from long-term debt, which was offset by repayments of $0.2 million for financing leases, $3.4 million for additional consideration payments related to the Empire Acquisition and $108.8 million of net transfers to ARKO Parent. We also made an early payment of $17.2 million, as payment in full and as a discount to the $25.0 million deferred consideration in the TEG Acquisition, which would have been due on March 1, 2025.

Indebtedness

Credit Facilities

Financing Agreements with M&T Bank

ARKO Parent has a credit agreement with M&T Bank, of which, as of December 31, 2025, certain of our subsidiaries were co-borrowers (the “M&T Credit Agreement”). This credit agreement provides a line of credit for up to $45.0 million to purchase equipment on or before September 2026, which may be borrowed in tranches, of which, as of December 31, 2025, $2.5 million outstanding was attributable to the Business. As of December 31, 2025, approximately $32.9 million remained available under ARKO Parent’s equipment line of credit. Additionally, the M&T Credit Agreement originally provided for an aggregate original principal amount of $49.5 million of real estate loans (the “M&T Term Loans”). On May 13, 2025, ARKO Parent entered into an amendment to the M&T Credit Agreement to increase the aggregate original principal amount of the M&T Term Loans thereunder by $34.2 million, from $49.5 million to $83.7 million. The additional $34.2 million principal amount of the M&T Term Loans, of which $7.6 million original principal amount was attributable to the Business, accrues interest at SOFR plus 2.25%, matures in May 2030 and is payable in monthly installments based on a fifteen-year amortization schedule, with the balance of the loan payable at maturity. As of December 31, 2025, $12.4 million aggregate principal amount of the outstanding M&T Term Loans was attributable to the Business.

Each additional equipment loan tranche under such credit agreement will have a term of up to five years from the date it is advanced, payable in equal monthly payments of principal plus interest of SOFR (as defined in the agreement) plus 2.75%. The M&T Term Loans bear interest at SOFR Adjusted (as defined in the agreement) plus 2.75% to 3.00% (depending on the loan), mature in June 2026 or November 2028 (depending on the loan) and are payable in monthly installments based on a fifteen-year amortization schedule, with the balance of each loan payable at maturity.

In connection with the amendment, the existing M&T Term Loans outstanding as of the date of such amendment began to accrue interest at SOFR plus 2.25%, the interest rate applicable to any M&T Term Loans incurred following the date of such amendment, and the borrowings under the M&T line of credit for purchases of equipment began to accrue interest, at ARKO Parent’s discretion, at either a fixed rate based on M&T Bank’s five-year cost of funds as of the applicable date of each tranche plus 2.25% or a floating rate at SOFR plus 2.25%.

Prior to our IPO, the M&T Term Loans were secured by the real property of 78 sites acquired with the proceeds of such loans and certain other properties, including real property of 21 of 22 sites that ARKO Parent acquired in the second quarter of 2025 for aggregate consideration of $22.4 million, of which 12 sites were attributable to the Business as of December 31, 2025. The equipment loans are secured by the equipment acquired with the proceeds of such loans.

In connection with the consummation of our IPO, on February 11, 2026, the M&T Credit Agreement was amended to remove the Company’s subsidiaries as borrowers or guarantors thereunder, and the Company’s assets that previously served as collateral under the M&T Credit Agreement were released from M&T’s security interest.

ARKO Intercompany Notes

On February 13, 2026, we entered into subordinated, unsecured promissory notes (the “ARKO Parent Intercompany Notes”) with subsidiaries of ARKO Parent in an aggregate principal amount of $14.9 million, which equaled the portion of the debt under the M&T Credit Agreement attributable to the Business. The material terms of the ARKO Parent Intercompany Notes mirror those contained in the M&T Credit Agreement; provided that the ARKO Parent Intercompany Notes have a 15-year term instead of the five-year term. The ARKO Parent Intercompany Notes are intended to reflect the economics of, and align our payment obligations with, the portion of the indebtedness outstanding under the M&T Credit Agreement that is attributable to the Business.

Financing Agreement with PNC Bank, National Association (“PNC”)

ARKO Parent and certain subsidiaries (including certain of our subsidiaries as co-borrowers) have financing arrangements with PNC that provide secured revolving credit facilities for purposes of financing working capital. The calculation of the availability under the credit agreements governing such facilities is determined monthly subject to terms and limitations as set forth in the applicable credit agreements, taking into account the balances of receivables, inventory and letters of credit, among other things. PNC has a first priority lien on receivables, inventory and rights in bank accounts (other than assets that cannot be pledged due to regulatory or contractual obligations). Prior to our IPO, ARKO Parent maintained a single secured revolving credit facility with PNC (the “ARKO Parent Line of Credit” and the credit agreement related thereto, the “ARKO Parent PNC Credit Agreement”), and as of December 31, 2025, there were no borrowings thereunder.

In connection with the consummation of our IPO, the ARKO Parent Credit Agreement was amended and restated to, among other things, remove the Company’s subsidiaries as co-borrowers from the ARKO Parent PNC Credit Agreement. Concurrently, certain of our subsidiaries entered into a separate amended and restated credit agreement with PNC (the “PNC Credit Agreement”) providing for a secured revolving credit facility (the “PNC Line of Credit”) with substantially similar terms as those under the ARKO Parent PNC Line of Credit; provided that the aggregate principal amount available under the ARKO Parent PNC Line of Credit is up to $56 million, and the PNC Line of Credit is up to $84 million, for total aggregate availability under the ARKO Parent PNC Line of Credit prior to our IPO. The PNC Credit Agreement, among other carveouts, permits distributions to the Company for purposes of making dividends provided that no event of default shall have occurred thereunder and the borrowers have “Undrawn Availability” and “Average Undrawn Availability” (in each case, as defined in such agreement) of not less than 20% of the Maximum Revolving Advance Amount (as defined in such agreement). The maturity date for the PNC Line of Credit is the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes (as defined below) or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit.

Under the PNC Line of Credit, for revolving advances that are Term SOFR Loans, interest accrues at SOFR Adjusted plus Term SOFR (as defined in the agreement) plus 1.25% to 1.75%; and for revolving advances that are domestic rate loans, interest accrues at the Alternate Base Rate (as defined in the agreement) plus 0% to 0.5%.

The PNC Line of Credit contains customary restrictive covenants and events of default.

Financing Agreement with a Syndicate of Banks Led by Capital One, National Association (“Capital One”)

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association, in an aggregate principal amount of up to $800 million (the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. The Capital One Line of Credit is available for general business purposes, including working capital, capital expenditures and permitted acquisitions.

The Capital One Line of Credit matures on May 5, 2028. As of December 31, 2025, approximately $380.8 million was drawn on the Capital One Line of Credit, $0.5 million of letters of credit were outstanding under the Capital One Line of Credit and approximately $418.7 million was available thereunder.

The Capital One Line of Credit bears interest, as elected by GPMP at: (a) Adjusted Term SOFR (as defined in the agreement) plus a margin of 2.25% to 3.25% or (b) a rate per annum equal to the alternate base rate (as defined in the agreement) plus a margin of 1.25% to 2.25%. The margin is determined according to a formula in the Capital One Line of Credit that depends on GPMP’s leverage.

On January 13, 2026, GPMP entered into an amendment to the Capital One Line of Credit, and $206.7 million of the net proceeds from our IPO were used to repay the indebtedness under the Capital One Line of Credit. Additionally, the Company and certain of its subsidiaries entered into certain pledge and security agreements whereby the Capital One Line of Credit is secured by GPM Empire LLC’s interest in, and proceeds from, the Company’s agreements with ARKO Parent and the Company’s fuel supply agreements with certain of its fuel supply partners and a pledge of the Company’s equity interests in GPMP.

The Capital One Line of Credit requires GPMP to maintain certain financial covenants, including a leverage ratio and an interest coverage expense ratio. The Capital One Line of Credit permits GPMP to use proceeds from loans under such credit facility of up to $18 million per fiscal year and $25 million in the aggregate to pay dividends; however, such facility limits GPMP’s ability to pay dividends to the Company to the extent of its available cash, which is generally the amount of cash and cash equivalents of GPMP and its subsidiaries less certain cash reserves, as determined by GPM Petroleum GP, LLC, GPMP’s general partner.

Guarantee of ARKO Parent Senior Notes

As of December 31, 2025, ARKO Parent had outstanding $450.0 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, jointly and severally on an unsecured senior basis, by certain of ARKO Parent’s wholly owned domestic subsidiaries, including us and certain of our subsidiaries (the “Guarantors”); however, neither GPMP nor any of its subsidiaries is a Guarantor.

The indenture governing the Senior Notes (the “Indenture”) provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the Indenture, the trustee thereunder (the “Trustee”) or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all the Senior Notes immediately due and payable. The Guarantors have unconditionally and irrevocably guaranteed, jointly and severally, on a senior unsecured basis, (a) the full and punctual payment of principal of and interest on the Senior Notes when due, whether at maturity, by acceleration, by redemption or otherwise, and all other monetary obligations of ARKO Parent under the Indenture and the Senior Notes and (b) the full and punctual performance within applicable grace periods of all other obligations of ARKO Parent under the Indenture and the Senior Notes (collectively, the “Guaranteed Obligations”).

Upon the failure of ARKO Parent to pay the principal of, or interest on, any of its obligations under the Senior Notes when and as the same become due, whether at maturity, by acceleration, by redemption or otherwise, each Guarantor, upon receipt of written demand by the Trustee, must pay, or cause to be paid, in cash, to the holders of the Senior Notes or the Trustee an amount equal to the sum of (A) the unpaid amount of such Guaranteed Obligations, (B) accrued and unpaid interest on such Guaranteed Obligations (but only to the extent not prohibited by law) and (C) all other monetary Guaranteed Obligations of ARKO Parent to the holders of the Senior Notes and the Trustee. Pursuant to the Indenture, each Guarantor is entitled to contribution from all other Guarantors based on the respective net assets of all the Guarantors at the time of such payment.

The guarantees of the ARKO Parent Senior Notes by us and certain of our subsidiaries represent an off-balance sheet obligation. We believe that the likelihood of the Guarantors, including us, being required to make payments under their respective guarantees is remote based on ARKO Parent’s current financial condition and anticipated financial performance. However, if ARKO Parent’s financial condition deteriorates, then the possibility of the Guarantors being called upon to fulfill their obligations under the Indenture would increase.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies,” of the combined financial statements describes the significant accounting policies and methods used in the preparation of the Company’s combined financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our combined financial statements.

Application of ASC 842, Leases (“ASC 842”)

The lease liabilities and right-of-use assets are significantly impacted by the following:

•
Our determination of whether it is reasonably certain that an extension option will be exercised.
•
Our determination of whether it is reasonably certain a purchase option will be exercised.
•
Some of the lease agreements include an increase in the consumer price index coupled with a multiplier and a percentage increase cap effectively assures the cap will be reached each year. We determine, based on past experience and consumer price index increase expectations, if these types of variable payments are in-substance fixed payments, in which case such payments are included in the lease payments and measurement of the lease liabilities.
•
The discount rates used in the calculations of the right-of-use assets and lease liabilities are based on our incremental borrowing rates and are primarily affected by economic environment, differences in the duration of each lease and the nature of the leased asset.

Environmental provision and reimbursement assets

We estimate the anticipated environmental costs with respect to contamination arising from the operation of gasoline marketing operations and the use of aboveground and underground storage tanks as well as the costs of other exposures and recognize a liability when these losses are anticipated and can be reasonably estimated. Reimbursement for these expenses from various state underground storage tank trust funds or from insurance companies is recognized as an asset and included in other current assets or non-current assets, as appropriate. The scope of the reimbursement asset and liability is estimated by a third-party at least twice a year and adjustments are made according to past experience, changing conditions and changes in governmental policies.

Liability for dismantling and removing aboveground and underground storage tanks and restoring the site on which the storage tanks are located

The liability is based on our estimates with respect to the external costs which will be necessary to remove the aboveground and underground storage tanks in the future, regulatory requirements, discount rate and an estimate of the length of the useful life of the storage tanks.

Property and equipment and amortizable intangible assets

We evaluate property and equipment and amortizable intangible assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable. When evaluating for impairment, we first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value and recognize an impairment charge when the asset’s carrying value exceeds its estimated fair value. The adjusted carrying amount of the asset becomes its new cost basis and is depreciated over the asset’s remaining useful life.

Deferred tax assets

We account for income taxes and the related accounts in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets are recognized for future tax benefits and credit carryforwards to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilized. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

We are required to make judgments, estimates and assumptions to establish the amount of deferred tax assets to be recognized based on timing differences, the expected taxable income and its sources and the tax planning strategy.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We have limited exposure to commodity price risk as a result of the payment and volume-related discounts in certain of our fuel supply contracts with our fuel suppliers, which are based on the market price of motor fuel. Significant increases in fuel prices could result in significant increases in the retail price of fuel and in lower sales to dealers, fleet fueling customers and ARKO Retail Sites. When fuel prices rise, some of our dealers may have insufficient credit to purchase fuel from us at their historical volumes. In addition, significant and persistent increases in the retail price of fuel could also diminish consumer demand, which could subsequently diminish the volume of fuel we distribute to ARKO Retail Sites. From time to time, we make use of derivative commodity instruments to manage risks associated with an immaterial number of gallons designed to offset changes in the price of fuel that are directly tied to firm commitments to purchase diesel fuel.

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities.

As of December 31, 2025, 2024 and 2023, the interest rate on our Capital One Line of Credit was 7.0%, 7.4% and 8.2%, respectively. As of December 31, 2025, 2024 and 2023, the interest rate on the M&T Term Loans attributable to the Business was 6.2%, 7.7% and 8.5%, respectively. As of December 31, 2025, 2024 and 2023, the interest rate on the variable portion of the M&T equipment loans attributable to the Business was 6.2%, 7.4%, and 8.1%, respectively. As of December 31, 2025, all of our debt bore interest at variable rates. Based on the outstanding balances as of December 31, 2025, if our applicable interest rates each increase by 1%, then our debt service on an annual basis would increase by approximately $4.0 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances. For additional information regarding our interest rate risk, see “Risk Factors—Risks Related to Our Business and Industry—Our variable rate debt could adversely affect our financial condition and results of operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), that are designed to ensure that information that is required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

For the quarter ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their respective ages, positions and biographies are set forth below.

Name	Age	Position
Executive Officers:
Arie Kotler	51	President, Chief Executive Officer, and Chairman of the Board
Jordan Mann	46	Chief Financial Officer
Maury Bricks	51	General Counsel and Secretary
Non-Employee Directors:
Sherman K. Edmiston III	63	Director
Avram (Avi) Friedman	62	Director
Andrew R. Heyer	68	Director
Carlos Maurer	57	Director
Kirk T. Rogers	63	Director

Executive Officers

Arie Kotler has served as our President and Chief Executive Officer since July 2025 and as Chairman of our Board since our IPO. Mr. Kotler has served as the Chairman and Chief Executive Officer of ARKO Parent since December 22, 2020, and as its President since January 15, 2021. Mr. Kotler also serves as Chief Executive Officer of GPM, a role he has held since September 2011, and was previously President of GPM from April 2015 through December 31, 2025. From November 2005 through December 2020, Mr. Kotler served as Chairman and Chief Executive Officer of Arko Holdings, Ltd., which was a publicly traded company on the Tel Aviv Stock Exchange and GPM’s controlling owner until it merged with Haymaker Acquisition Corp. II to form ARKO Parent. Through November 2005, Mr. Kotler served as the Chairman of GPM after forming GPM and initiating and managing the acquisition of fas mart and shore stop in 2003. From 2011 to 2014, Mr. Kotler served as a director and, from 2012 to 2014, he served as Chairman of Malrag 2011 Engineering and Construction Ltd., formerly a publicly traded company on the Tel Aviv Stock Exchange. Since 2011, Mr. Kotler has served as Chairman of Ligad Investments & Building Ltd., a corporation which was publicly traded on the Tel Aviv Stock Exchange until it was taken private in January 2013, and which is currently 50% owned by the Company. Through his in-depth knowledge of our business, along with his industry and public company experience, Mr. Kotler is instrumental in setting strategic direction and developing and executing financial and operating strategies.

Jordan Mann has served as our Chief Financial Officer since October 2025. Mr. Mann served as interim Chief Financial Officer of ARKO Parent from October 2025 until December 2025, and has served as Senior Vice President of Corporate Strategy, Capital Markets and Investor Relations of ARKO Parent since May 2023. Mr. Mann previously worked in investment banking at Morgan Stanley as an executive director from September 2021 to March 2023, prior to which he worked in investment banking at Credit Suisse as a Director from August 2015 to September 2021. Mr. Mann graduated with B.S. in Economics from Duke University and a J.D. from Harvard Law School.

Maury Bricks has served as our General Counsel and Secretary since July 2025 and has served as General Counsel and Secretary of ARKO Parent since December 22, 2020. Mr. Bricks has served as General Counsel and Secretary of GPM since January 2013. Prior to joining GPM, from 2005 to 2013, Mr. Bricks was an attorney with Greenberg Traurig, LLP, an international law firm. Before joining Greenberg Traurig, LLP, Mr. Bricks worked in finance for the pipeline and retail natural gas divisions of Shell Oil Company. Mr. Bricks graduated from the University of Texas with both a Bachelor of Business Administration in Finance and a Bachelor of Arts in the Plan II Honors Program; from the London School of Economics and Political Science, with distinction, with a Masters in Accounting and Finance; and from the University of Michigan, magna cum laude, with a Juris Doctorate. Mr. Bricks holds the Chartered Financial Analyst® designation.

Non-Employee Directors

Sherman K. Edmiston III has served on our Board since our IPO. Mr. Edmiston has served as a director of ARKO Parent since the closing of its business combination in December 2020 and has served as the Managing Member of HI CapM Advisors, Ltd, a firm providing strategic and financial advice to corporations, private equity firms and hedge funds, since August 2016. From November 2009 through December 2015, Mr. Edmiston served as managing Director of Zolfo Cooper LLC (now Alix Partners), where he provided strategic, capital structure and operational advisory services to corporations and investment firms. Mr. Edmiston currently serves on the board of directors of the following companies: GTT Communications, Inc., a multinational provider of telecommunications and internet services; Key Energy Services, Inc., a leading provider of oilfield services in the Permian and Williston Basins; and Real Alloy, a market leader in third-party aluminum recycling and specification alloy production for packaging, automobile and aerospace industries. Formerly, Mr. Edmiston served on the board of directors of the following companies, in addition to others: Aludyne, a global supplier of aluminum and iron components for the automotive industry; Arch Resources, Inc. (NYSE: ARCH), a leading producer of metallurgical products for the global steel industry; Continental Global Material Handling, a leading US manufacturer of material handling and conveyor equipment; Harvey Gulf international Marine, LLC, specializing in providing Offshore Supply, Fast Supply, and Multi-Purpose Support Vessels for deepwater operations in the U.S. Gulf of America and abroad; and Mallinckrodt SpecGX LLC (NYSE:MNK), a leading developer and manufacturer of high-quality specialty generic drugs. Mr. Edmiston holds a B.S. in Mechanical Engineering from Arizona State University and an

M.B.A. from the University of Michigan.

Avram (Avi) Friedman has served on our Board since our IPO. Mr. Friedman has served as a director of ARKO Parent since June 7, 2023 and was an Adjunct Associate Professor of Business at Columbia Business School from 2021 through January 2025. From 2001 to 2020, Mr. Friedman worked at Davidson Kempner Capital Management LP (“Davidson Kempner”), a global investment management firm with approximately $37 billion in assets under management and over 500 employees across seven global offices. Mr. Friedman was a Managing Member of the firm from 2006 through 2020. During his time at Davidson Kempner, Mr. Friedman co-managed the firm’s credit portfolios, including distressed investments, high yield, convertible arbitrage, real estate and structured products. In addition to portfolio management, Mr. Friedman also served on various investment and risk committees. Prior to Davidson Kempner, Mr. Friedman was a Vice President at Nomura Securities Special Situations Investment Trust from 2000 to 2001 and a Director in the Special Situations Group at PricewaterhouseCoopers Securities LLC from 1995 to 2000. Previously, Mr. Friedman was a Director of GPM from 2014 to 2020. Mr. Friedman holds a B.A. in Psychology from York University Toronto, Canada, and a Master of Management (concentration in Finance) from Northwestern University’s Kellogg School of Management.

Andrew R. Heyer has served on our Board since our IPO. Mr. Heyer has served as a director of ARKO Parent since the closing of its business combination in December 2020 and has served as ARKO Parent’s lead independent director since June 2023. He also served as President and a director of Haymaker Acquisition Corp. II from its inception until the closing of the aforementioned business combination. Mr. Heyer is a finance professional with more than 40 years of experience in investing in the consumer and services industries, and he has advised large private equity firms on leveraged finance strategies. Mr. Heyer was an officer and director of Haymaker Acquisition Corp. I before its merger with OneSpaWorld Holdings (NASDAQ:OSW) (“OneSpaWorld”) in March 2019, where he continues to serve on the board. Mr. Heyer was an officer and director of Haymaker Acquisition Corp. III before its merger with biote, Corp. (NASDAQ:BTMD), a provider of preventative healthcare, in May 2022, and he has served on the board since such time. Since 2010, Mr. Heyer has also served as a board member of The Lovesac Company (NASDAQ: LOVE), a branded retailer of technology-forward furniture. Mr. Heyer is the Chief Executive Officer and founder of Mistral Equity Partners, a private equity fund founded in 2007 that invests in the consumer industry. Prior to founding Mistral in 2007, from 2000 to 2007, Mr. Heyer served as a Founding Managing Partner of Trimaran Capital Partners, a $1.3 billion private equity fund. Mr. Heyer was formerly a vice chairman of CIBC World Markets Corp. and a co-head of the CIBC Argosy Merchant Banking Funds from 1995 to 2001. Prior to joining CIBC World Markets Corp. in 1995, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. from 1990 to 1995. From 1984 to 1990, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Inc. and, previous to that, he worked at Shearson/American Express. Previously, Mr. Heyer served on the board of following companies: Coliseum Acquisition Corporation (NASDAQ: MITA), a special purpose acquisition company; Tastemaker Acquisition Corporation (NASDAQ: TMKRU), a special purpose acquisition company; AF Acquisition Corporation (NASDAQ: AFAQ), a special purpose acquisition company; Hain Celestial Group, Inc. (NASDAQ: HAIN), a natural and organic food and products company; XpresSpa Group, Inc. (NASDAQ: XSPA), a health and wellness services company; Insomnia Cookies, a retailer of desserts open primarily in the evening and nighttime; Accel Foods, an incubator and investor in early stage food and beverage companies; Las Vegas Sands Corp., a casino company; El Pollo Loco Holdings, Inc., a casual Mexican restaurant; and Reddy Ice Holdings, Inc., a manufacturer of packaged ice products. Mr. Heyer received his B.Sc. and M.B.A. from the Wharton School of the University of Pennsylvania.

Carlos Maurer has served on our Board since our IPO. Mr. Maurer previously served in various roles at Shell Plc (NYSE: SHL) from 1997 to 2024, including more recently as Executive Vice President, Sectors & Decarbonization at Shell PLC (UK) from 2021 to 2023, Executive Vice President, Global Commercial at Shell Eastern Petroleum (Singapore) from 2020 to 2021, and Chief Executive Officer of Penzoil Quaker State Co. and Senior Vice President of Lubricants America at Shell Oil (US) from 2017 to 2020. Before joining Shell, Mr. Maurer served as a Production Planner, Sales Development Manager and Associate LATAM Regional Director for McDermott International. Mr. Maurer currently serves on the board of directors of Verdalia, an energy platform focused on biomethane production and infrastructure in Europe, on the board of directors of D2Zero, a decarbonization platform founded by SCF Partners that integrates service providers delivering solutions for industrial and energy infrastructure, and on the board of directors of Windfall Bio, a biotechnology company focused on methane-to-fertilizer solutions. He also serves as a senior advisor to Warburg Pincus LLC, a global private equity firm, where he provides strategic and sector-related advisory support. Mr. Maurer graduated with a Bachelor of Science in Industrial Engineering from Texas A&M University and a Master of Business Administration from Rice University.

Kirk T. Rogers has served on our Board since our IPO. He is a Certified Public Accountant, licensed in Maryland, Virginia, and New York. From 2018 to 2024, Mr. Rogers was a Finance Consulting Partner with RSM US LLP, where he advised national and multinational clients on technical accounting matters and finance transformation initiatives in connection with private equity transactions and public offerings. From 2006 to 2017, Mr. Rogers served as an Audit Partner at Grant Thornton LLP. In that role, he was the lead auditor for large public and private retail and wholesale motor fuel distributors and for lessors of real estate used in the retail and wholesale distribution of motor fuel. At both RSM US LLP and Grant Thornton LLP, Mr. Rogers served as lead auditor for public and private real estate companies and real estate investment trusts and represented those firms on the National Association of Real Estate Investment Trusts Best Financial Practices Council and that council’s national audit and accounting discussion group. Prior to joining Grant Thornton LLP, Mr. Rogers was an Audit Principal at Reznick Group P.C. Mr. Rogers holds a Bachelor of Science in Accounting, magna cum laude, from the University of Maryland.

Family Relationships

There are no family relationships between any of our officers or directors.

Involvement in Certain Legal Proceedings

No directors or named executive officers are party to any material legal proceedings.

Board Committees

Our Board has standing audit, compensation, conflicts, and nominating and governance committees. Each committee operates under a charter approved by our Board. Members serve on these committees until their respective resignations or until otherwise determined by our Board. In the future, our Board may establish other committees, as it deems appropriate, to assist it with its responsibilities. Copies of each committee’s charter are available on our website, located at www.arkopetroleum.com.

Audit Committee

Our Audit Committee consists of Messrs. Heyer, Maurer and Rogers, with Mr. Rogers designated as the chair. The Audit Committee assists our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control, cybersecurity and legal compliance functions by, among other things, approving the services performed by our independent registered public accounting firm and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee oversees the audit efforts of our independent registered public accounting firm and take those actions as it deems necessary to satisfy itself that the independent registered public accounting firm is independent of management. All members of our Audit Committee meet the requirements for independence of Audit Committee members under applicable SEC and Nasdaq rules, and all such members meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. In addition, Mr. Rogers qualifies as an “Audit Committee financial expert,” as such term is defined in Item 407 of Regulation S-K.

Compensation Committee

Our Compensation Committee consists of Messrs. Friedman, Maurer and Rogers, with Mr. Maurer designated as the chair. The Compensation Committee determines our general compensation policies and the compensation provided to our officers. The Compensation Committee also makes recommendations to our Board regarding director compensation. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors and officers and administers our equity incentive plans. Our Compensation Committee also oversees our corporate compensation programs. Each member of our Compensation Committee is independent, as defined under the Nasdaq listing rules, and also satisfies Nasdaq’s additional independence standards for Compensation Committee members. Each member of our Compensation Committee is a non-employee director (within the meaning of Rule 16b-3 under the Exchange Act).

The Compensation Committee establishes and delegates authority to one or more subcommittees consisting of one or more of its members, when the Compensation Committee deems it appropriate to do so in order to carry out its responsibilities. In carrying out its responsibilities, the Compensation Committee is entitled to rely upon the advice and information that it receives in its discussions and communications with management and such experts, advisors and professionals with whom the Compensation Committee may consult.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Messrs. Edmiston, Maurer and Rogers, with Mr. Edmiston designated as the chair. The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become Board members, consistent with criteria approved by the Board, with the goal of creating a balance of knowledge, experience and diversity, recommending that the Board select the director nominees for election at each annual meeting of stockholders, recommending to the Board criteria for Board and committee membership, developing and recommending to the Board a set of Corporate Governance Guidelines and reviewing and reassessing the adequacy of such guidelines annually and recommending any proposed changes to the Board, overseeing periodic evaluations of the Board and its committees, exercising sole authority to retain and terminate any search firms that are to be used by the Company to assist in identifying director candidates and reviewing and discussing with the Board corporate succession plans for the chief executive officer (“CEO”) and other key officers of the Company. Each member of our Nominating and Corporate Governance Committee is independent as defined under the Nasdaq listing rules.

Conflicts Committee

Our Conflicts Committee consists of Messrs. Maurer and Rogers. The Conflicts Committee reviews matters involving conflicts of interest in connection with transactions between us or our subsidiaries, on the one hand, and transactions with ARKO Parent or affiliates of ARKO Parent, on the other hand. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be directors, officers, or employees of ARKO Parent and must meet the independence standards established by Nasdaq and the Exchange Act to serve on an audit committee of a Board of Directors. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by us, our subsidiaries and our stockholders and not a breach of any duties that the Company or its affiliates or associates may owe to us or our stockholders.

Code of Ethics

We have adopted a code of business conduct and ethics, called the Code of Business Conduct and Ethics, that applies to all of our directors, officers, including our principal executive, financial and accounting officers, and employees. The full text of the Code of Business Conduct and Ethics is available in the Governance section of our website at www.arkopetroleum.com under the tab “Governance” and is available in print to any stockholder who requests it. We intend to provide amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and principal officers on our website within four business days after such amendment or waiver. The reference to our website address does not constitute incorporation by reference of any of the information contained on the website, and such information is not a part of this Annual Report on Form 10-K.

Insider Trading Policy

We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our or ARKO Parent’s securities by our Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

This Compensation Discussion and Analysis (“CD&A”) provides detailed compensation information regarding the following individuals who served as our named executive officers, or NEOs, in 2025:

•
Arie Kotler, Chairman, President, and Chief Executive Officer
•
Jordan Mann, Chief Financial Officer
•
Maury Bricks, General Counsel and Secretary

All of our NEOs are executive officers of, or employed by, ARKO Parent, and our NEOs will allocate their time between managing our business and managing ARKO Parent’s business, which primarily comprises the operation of ARKO Retail Sites. Because all of our NEOs are employed by ARKO Parent or one of its subsidiaries, the responsibility and authority for compensation-related decisions for our executive officers resides with the ARKO Parent Board or compensation committee, as applicable. ARKO Parent has the ultimate decision-making authority with respect to the total compensation of our NEOs who are employed by ARKO Parent. Any such compensation decisions will not be subject to any approvals by our Board or any committees thereof, except with respect to awards that may be granted under our ARKO Petroleum Corp. 2026 Incentive Compensation Plan (the “2026 Plan”),

Our NEOs, as well as other employees of ARKO Parent who provide services to us, may participate in employee benefit plans and arrangements sponsored by ARKO Parent, including plans that may be established in the future. In addition, certain of our officers and certain employees of ARKO Parent who provide services to us currently hold grants under ARKO Parent’s existing equity incentive plans and have retained these grants. We will not reimburse ARKO Parent for compensation related expenses attributable to any executive’s or employee’s time dedicated to providing services to us. For details on the amounts we will pay ARKO Parent for management services, see “Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Management Services Agreement.” Accordingly, this CD&A primarily relates to ARKO Parent’s compensation programs and compensation philosophy, which, as described above, will continue to apply with respect to our NEOs for the currently foreseeable future.

We adopted the 2026 Plan immediately prior to our IPO. Certain of our officers, employees and non-employee directors, and other key employees of ARKO Parent who make significant contributions to our business, will be eligible to receive awards under the 2026 Plan. All determinations with respect to awards to be made under the 2026 Plan will be made by our Compensation Committee.

This CD&A addresses the material elements of ARKO Parent’s compensation programs and policies, including ARKO Parent’s overall compensation philosophy, program objectives, and how ARKO Parent’s management arrived at specific compensation policies and decisions involving our NEOs.

ARKO Parent’s Executive Compensation Objectives and Philosophy

ARKO Parent’s compensation philosophy is based on the following objectives:

•
Attract, retain and motivate executives who are capable of advancing ARKO Parent’s mission and strategy; and
•
Reward executives in a manner aligned with ARKO Parent’s financial performance.

To achieve ARKO Parent’s objectives, ARKO Parent delivers executive compensation to its executive officers through a combination of the following components:

•
base salary;
•
cash bonus opportunities;
•
equity compensation, including performance-based equity; and
•
broad-based employee benefits.

ARKO Parent’s long-term incentive (“LTI”) awards (which may be granted in the form of shares, stock options, time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) or a combination thereof) consists of equity awards linked to ARKO Parent’s performance and long-term value creation in an effort to align the interests of the ARKO Parent named executive officers with ARKO Parent’s stockholders as described below, and time-based equity awards intended to foster share ownership that aligns the ARKO Parent named executive officers’ long-term interests with stockholders of ARKO Parent. ARKO Parent primarily grants LTI equity in the form of time-based RSUs and PSUs, which awards are designed to attract and retain individuals with the qualifications to manage and lead ARKO Parent by motivating such persons to develop professionally and contribute to the achievement of ARKO Parent’s financial and operational goals. ARKO Parent believes in placing a meaningful portion of the compensation package at risk through the grant of PSUs which align recipients’ long-term interests with those of ARKO Parent’s stockholders by tying a greater portion of ARKO Parent’s executives’ compensation to the achievement of ARKO Parent’s long-term strategic plan and goals, complemented with grants of RSUs, which are designed to promote retention and executive continuity.

ARKO Parent primarily uses EBITDA (as defined below) as the performance metric for LTIs, including the PSUs issued to ARKO Parent’s named executive officers and cash bonuses paid to ARKO Parent’s named executive officers. The performance level is measured versus ARKO Parent’s board-approved Annual Budgeted EBITDA (as defined below). This performance metric is also used as the financial performance metric for certain ARKO Parent corporate-level and field-level employee cash bonuses. ARKO Parent chose EBITDA as the performance metric for the PSUs because it believes that it is a key indicator of its operating performance and a strong equity valuation metric.

“EBITDA” is defined as GPM’s net income plus interest, taxes, depreciation & amortization, (gain)/loss on disposal of fixed assets, impairment charges, acquisition costs, other noncash items, and unusual or nonrecurring items. ARKO Parent chose this definition because GPM was its primary operating entity in 2025. “GPM” refers to ARKO Parent’s primary operating subsidiary, GPM Investments, LLC.

“Annual Budgeted EBITDA” is defined as budgeted EBITDA for a fiscal year as approved by the ARKO Parent Board within the first sixty days of the fiscal year to which it relates, as may be adjusted by the ARKO Parent Board, within its discretion, for mergers and acquisitions, store closures and similar extraordinary non-recurring items.

ARKO Parent believes that actual EBITDA is the most relevant performance metric at this point of time for its executives, because (i) it believes EBITDA reflects ARKO Parent’s core performance and operational results, (ii) EBITDA is influenced, in part by the efforts of ARKO Parent’s executives to enhance sales, grow margin and reduce cost and expenses, and (iii) EBITDA is a metric reviewed by ARKO Parent’s investors when evaluating ARKO Parent.

ARKO Parent’s Compensation Determination Process; Role of Compensation Consultant and Management

The Compensation Committee of the ARKO Parent Board (the “ARKO Compensation Committee”) on behalf of the ARKO Parent Board, discharges the board of directors’ responsibilities relating to compensation of ARKO Parent’s directors and executive officers, oversees ARKO Parent’s overall compensation structure, policies and programs, and reviews ARKO Parent’s processes and procedures for the consideration and determination of director and executive compensation. The ARKO Compensation Committee similarly oversees and determine the foregoing compensation matters with respect to our NEOs, other than with respect to awards under our equity compensation programs.

The primary objective of the ARKO Compensation Committee is to develop and implement compensation policies and plans that ensure the attraction and retention of key management personnel, the motivation of management to achieve ARKO Parent’s corporate goals and strategies, and the alignment of the interests of management with the long-term interests of ARKO Parent’s stockholders.

At the beginning of each year, the ARKO Parent Board approves the Annual Budgeted EBITDA, which is then used as a metric for ARKO Parent’s equity LTI and cash awards to its named executive officers. The ARKO Parent Board periodically reviews the approved Annual Budgeted EBITDA to determine whether adjustments are appropriate as a result of mergers and acquisitions, store closures and similar extraordinary non-recurring items.

Pursuant to its charter, the ARKO Compensation Committee is authorized to, and has direct responsibility for, the appointment, compensation and oversight of the work of any compensation consultant retained by the ARKO Compensation Committee. For the 2024 fiscal year, the ARKO Compensation Committee engaged Mercer (US) as its independent compensation consultant to assist with ARKO Parent’s 2024 compensation program. Mercer (US) has served as the ARKO Compensation Committee’s independent compensation consultant since 2021. The ARKO Compensation Committee assessed the independence of Mercer (US) pursuant to SEC rules prior to this latest engagement and did not identify any conflict of interest that would prevent it from independently advising the ARKO Compensation Committee.

In 2024, the compensation consultant attended selected meetings of the ARKO Compensation Committee and advised the committee on the following matters, among others: executive compensation peer group review; market review of executive compensation levels and compensation mix; design and development of performance measures for the CEO’s target bonus and LTI, and process for requesting stockholder approval for increasing the number of shares authorized under the ARKO 2020 Plan (as defined below) at ARKO Parent’s 2024 annual meeting of stockholders.

Early in each year, the ARKO Compensation Committee approves equity awards and cash bonuses for its named executive officers (other than Mr. Kotler). The awards to ARKO Parent’s other named executive officers are based on recommendations of ARKO Parent’s CEO, which are based in part on (i) the CEO’s assessment of these executives’ contribution to ARKO Parent and the need to retain these executives, and (ii) prior year award amounts.

The ARKO Compensation Committee additionally considers other factors in making decisions on executive pay adjustments, including individual and company performance, experience, time in position and for roles other than ARKO Parent’s CEO, the recommendations of ARKO Parent’s CEO. With respect to equity awards, the ARKO Compensation Committee has also delegated authority to its CEO to issue equity awards to non-executive officers subject to a cap on the size of each such award and a maximum amount that can be issued annually.

Compensation Elements

The following is a discussion and analysis of each component of ARKO Parent’s executive compensation program:

Base Salary

Annual base salaries compensate our NEOs for fulfilling the requirements of their respective positions at ARKO Parent and provide them with a predictable and stable level of cash income relative to their total compensation.

Bonuses

Our NEOs are entitled to certain bonuses under ARKO Parent’s compensation program and their respective employment agreements, including discretionary bonuses from time to time.

Long-Term Incentives (LTIs)

Under Mr. Kotler’s employment agreement with ARKO Parent, his long-term incentive target (“LTI Target”) is 350% of his base salary.

Cash LTIs

ARKO Parent believes that aligning annual cash bonuses for its named executive officers with ARKO Parent’s performance serves the primary objectives of ARKO Parent’s compensation philosophy.

Accordingly, in fiscal year 2024, ARKO Parent granted a portion of the annual LTI awards for Mr. Bricks in the form of cash (“Cash LTIs”) and subject to the same metrics as ARKO Parent’s EBITDA-based PSUs. The Cash LTIs are granted in conjunction with the grant of PSUs and are allocated to each of the three years in the PSU performance cycle, and each portion is earned and payable, if at all, consistent with the performance results and associated payout percentages for the PSUs for each individual year. The amount of Cash LTIs, if any, earned each year is paid annually at or shortly after the time the results for the preceding year are approved by the ARKO Compensation Committee. ARKO Parent believes that basing the Cash LTIs on the same performance metrics as its PSUs with the same payout percentage further aligns ARKO Parent’s named executive officer’s interests with development within ARKO Parent’s existing operational and strategic metrics while providing a cash incentive to complement ARKO Parent’s equity LTIs. Mr. Bricks’ 2025 cash LTI grants by ARKO Parent will be fully disclosed in ARKO Parent’s filings with the SEC.

Equity LTIs

ARKO Parent’s 2025 equity grants to Mr. Mann were made with a mix of performance-based and time-based awards, predominantly weighted towards performance conditions. In 2025, ARKO Parent granted to Mr. Mann equity grants consisting of approximately 40% RSUs and 60% PSUs based on units granted. Messrs. Kotler and Bricks equity grants by ARKO Parent will be fully disclosed in ARKO Parent’s filings with the SEC.

ARKO Parent’s 2024 equity grants were made with a mix of performance-based and time-based awards, predominantly weighted towards performance conditions. In 2024, ARKO Parent granted (i) Mr. Bricks equity grants consisting of approximately 35% RSUs, 48% PSUs and 17% Cash LTIs, and (ii) Mr. Kotler equity grants consisting of approximately 33% RSUs and 67% PSUs.

The PSUs have three-year cliff vesting and the RSUs vest ratably over three years. ARKO Parent believes these vesting periods are consistent with market practices and promote retention.

ARKO Parent believes the foregoing awards provided market-aligned long-term incentive opportunities.

Performance-based Restricted Stock Units

PSU grants, which are primarily based on the EBITDA performance metric, vest at the end of a three-year performance period. The payout of shares earned, if any, is at the end of the three-year cycle, provided the recipient continues to be employed by ARKO Parent as of the end of such performance period. The determination of the actual number of shares issued is based on the greater of (a) the sum of the PSUs earned for each of the three fiscal years during the performance period based on actual EBITDA compared to the Annual Budgeted EBITDA for each such year or (b) the average of actual EBITDA compared to the Annual Budgeted EBITDA for the three fiscal years with a cap applied at 110% when averaging each year.

The following table shows the threshold and target achievement levels of the Annual Budgeted EBITDA and the corresponding payout levels to our NEOs for fiscal years 2024 and 2025. Payout levels between the stated levels of achievement increase in 5% increments for each additional percentage of the Annual Budgeted EBITDA achieved, up to the target level.

Performance Metric and PSU payout level:	Threshold	Target	Maximum
Annual Budgeted EBITDA	90.0%	100%	110% or over
Payout Level	50.0%	100%	150%

In 2024, ARKO Parent achieved below 90% of Annual Budgeted EBITDA, and in 2025, the ARKO Compensation Committee accordingly determined the Threshold for the year had not been reached. This applied to (i) all PSUs granted as part of the 2022 LTI, the 2023 LTI and the 2024 LTI, and (ii) ARKO Parent’s named executive officers Cash LTIs granted in March 2022, 2023 and 2024 with respect to the portion earned and payable for 2024.

In 2025, ARKO Parent achieved approximately 100% of Annual Budgeted EBITDA, and in 2025, the ARKO Compensation Committee accordingly determined the Target for the year had been reached. This applied to (i) all PSUs granted as part of the 2023 LTI, the 2024 LTI and the 2025 LTI, and (ii) ARKO Parent’s named executive officers Cash LTIs granted in March 2023, 2024 and 2025 with respect to the portion earned and payable for 2025.

In addition to PSUs with vesting tied to EBITDA, in 2024 and 2025, the ARKO Compensation Committee granted Mr. Kotler PSUs with vesting tied to ARKO Parent stock price targets to be achieved by December 31, 2026 and December 31, 2027, respectively, in order to more closely tie a portion of Mr. Kotler’s pay to stock price performance.

ARKO Parent believes that the above awards are in-line with the market practices, are tied to the ARKO Parent Board approved annual budgets and performance targets, and ARKO Parent calibrates the threshold and maximum achievement levels to investor expectations.

No Payment of Dividends on Unvested Stock Awards

ARKO Parent does not grant to recipients any rights, benefits, or entitlements with respect to the shares corresponding to the awards granted (including no rights to receive any dividend) unless and until those shares are vested.

ARKO Parent’s Incentive Compensation Clawback Policy

We have adopted a clawback policy, which is filed as Exhibit 97.1 to its this Annual Report on Form 10-K (the “Clawback Policy”). The Clawback Policy is administrated by our Board or, if so designated by our Board, the Compensation Committee, and generally provides for the mandatory recovery of erroneously awarded excess “incentive-based compensation” from all current and former covered executives, as defined in the Clawback Policy, which is inclusive of our named executive officers, in the event we are required to prepare an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the then current period or left uncorrected in the then current period. Such mandatory recovery applies to all such excess compensation received by a covered executive officer during the three completed fiscal years immediately preceding the earlier of (i) the date that our Board, a committee of our Board or authorized officer concluded (or reasonably should have concluded) that we are required to prepare such an accounting restatement and (ii) the date a legally authorized body directs us to prepare an accounting restatement and any transition period (that results from a change in our fiscal year) of less than nine months within or immediately following those three completed fiscal years. The administrator of the Clawback Policy may designate additional persons as subject to such mandatory recovery provisions and may designate other persons as subject to the Clawback Policy, but for whom recovery of such compensation is subject to the discretion of the administrator. We expect that award agreements under the 2026 Plan will contain a clawback provision that mirrors the Clawback Policy.

All of ARKO Parent’s award agreements include a “clawback” provision which permits ARKO Parent to recoup equity or other compensation provided under the applicable plan or otherwise in accordance with any of its policies to the extent that ARKO Parent, in its discretion, determines to be necessary or appropriate to comply with any clawback policy. ARKO Parent has adopted a clawback policy that is substantially identical to the Clawback Policy, which is Exhibit 97.1 to its 2023 Annual Report on Form 10-K.

ARKO Corp. 2020 Incentive Compensation Plan

ARKO Parent’s equity awards are granted under the ARKO Corp. 2020 Incentive Compensation Plan (the “ARKO 2020 Plan”), which is administered by the ARKO Compensation Committee.

RSUs provide the award recipient the right to receive, upon the vesting date of such RSUs, one share of ARKO Parent’s common stock for each vested RSU. Each RSU vests in accordance with the schedule determined at the time of grant, subject to the grantee’s continued employment or service with ARKO Parent through the vesting date.

PSUs provide the award recipient the right to receive, upon the vesting date of such PSUs, one share of ARKO Parent’s common stock for each vested PSU. PSUs generally vest (or fail to vest) at the end of a three-year performance period, based on the performance metrics specified in the applicable PSU Agreement, subject to the additional requirement that the grantee remain in continuous service with ARKO Parent through the vesting date.

Stock options provide non-qualified stock options to purchase shares of ARKO Parent’s common stock, subject to the vesting of such stock options, at an applicable exercise price per share.

ARKO Petroleum Corp. 2026 Incentive Compensation Plan

Our equity awards are granted under the 2026 Plan, which is administered by our Compensation Committee. Under the 2026 Plan, our Compensation Committee is authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based stock units, other equity-based awards and cash incentive awards. Awards may be subject to a combination of time and performance-based vesting conditions, as may be determined by our Compensation Committee. Except for certain limited situations (including death, disability, a change in control, grants to new hires to replace forfeited compensation, grants representing payment of achieved performance goals or that vest upon the satisfaction of performance goals or other incentive compensation, substitute awards, grants to non-employee directors or replacement of previously outstanding awards), all awards granted under the 2026 Plan are subject to a minimum vesting period of one year.

ARKO Parent Benefits and Perquisites

Tax Gross-Ups

ARKO Parent does not provide tax gross-ups with respect to any element of compensation.

Employee Benefit Plans

Our NEOs are eligible to participate in ARKO Parent’s employee benefit plans, including its medical, disability and life insurance plans, in each case, on the same basis as all of its other employees. ARKO Parent also pays the employee portion of group medical coverage for Mr. Kotler. The employee benefit plans are designed to assist in attracting and retaining skilled employees critical to ARKO Parent’s long-term success. ARKO Parent also maintains a 401(k) plan for the benefit of its eligible employees, including our NEOs, as discussed below.

401(k) Plan

ARKO Parent maintains a retirement savings plan, or 401(k) plan, open to all employees from their first day at work, that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Under the 401(k) Plan, eligible employees may defer up to 75% of their compensation subject to applicable annual contribution limits imposed by the Code (as defined herein), and limits imposed by non-discrimination testing. ARKO Parent’s employees’ pre-tax contributions are allocated to each participant’s individual account and participants are immediately and fully vested in their contributions. ARKO Parent matches a portion of employee contributions according to the 401(k) plan (subject to Internal Revenue Service limits and non-discrimination testing). For 2025, the matching contribution was 50% of the first 6% of eligible contributions made by the participants for such plan year. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Non-Qualified Deferred Compensation

ARKO Parent offers a select group of management and key employees who contribute materially to ARKO Parent’s continued growth, development and future business success an opportunity to defer a portion of their compensation (in the form of salary and bonuses) under ARKO Parent’s Non-Qualified Plan, or NQP.

Pension Benefits

ARKO Parent does not maintain any pension benefit or retirement plans other than the 401(k) plan.

Employment, Severance or Change in Control Agreements

None of our NEOs currently have contracts of employment with us; however, certain of our NEOs are entitled to certain severance arrangements in connection with certain terminations of employment with ARKO Parent pursuant to their respective employment agreements with ARKO Parent or GPM. ARKO Parent will bear the full cost of any such payments and benefits, and no portion of such payments will be charged back to us. None of our NEOs currently participate in any arrangements that would result in the payment of any amounts or provision of any benefits as a result of a termination of such NEOs service as one of our executive officers or a change in control of us if such event did not also result in a termination of service with ARKO Parent or a change in control of ARKO Parent, as applicable. However, our Board may from time to time determine to include change in control provisions relating to us in award agreements for awards under our 2026 Plan. See “Potential Payments upon Termination or Change in Control” for a discussion of certain rights of our NEOs upon termination of their employment with ARKO Parent or upon the occurrence of certain events.

Each of our NEOs is currently party to an employment agreement with ARKO Parent or GPM that sets his base annual salary (subject to review and discretionary increases by the ARKO Parent Board, the ARKO Compensation Committee or ARKO Parent’s CEO), eligibility to participate in certain of ARKO Parent’s benefits and perquisites and, in some cases, certain parameters for annual bonuses, the terms and conditions of which are generally determined by the ARKO Compensation Committee, in its discretion. Certain of these employment agreements provide for severance payments upon certain events of termination with ARKO Parent. If ARKO Parent terminates the executive “without cause,” or the executive elects to terminate employment for “good reason,” he may be entitled to up to two times base salary paid over two years or his base salary for a certain severance period following such termination, plus any earned and accrued but unpaid bonus, the reimbursement of any previously-incurred job-related expenses, and in some cases a certain period of continued health insurance coverage for the executive and his family. For purposes of these employment agreements, “good reason” generally includes, (i) a material or non-de minimis, as applicable, diminution in the nature or scope of the executive’s responsibilities, authorities, title or duties, (ii) a material reduction in the executive’s annual base salary from the annual base salary in effect in the immediately prior year, (iii) the relocation of the executive’s principal office location requiring the executive to relocate to a different geographic area, or (iv) a material breach of the executive’s employment agreement by ARKO Parent, subject, in certain cases, to cure periods.

ARKO Parent considers maintenance of a strong management team essential to its success and recognizes that the uncertainty that may exist among ARKO Parent’s management with respect to their “at-will” employment with it could result in the departure or distraction of management personnel to ARKO Parent’s detriment. Accordingly, ARKO Parent determined that severance arrangements are appropriate to encourage the continued attention and dedication of certain members of its management team and to allow them to focus on the value to equity holders of strategic alternatives without concern for the impact on their continued employment.

Mann Offer Letter

In connection with Jordan Mann’s appointment as ARKO Parent’s interim Chief Financial Officer, Mr. Mann entered into an offer letter, dated October 6, 2025, pursuant to which Mr. Mann became entitled to, among other things: (i) a base salary at an annual rate of $350,000; (ii) commencing in 2026, approximately $250,000 (based on the value on the grant date) of RSUs which time-vest in 1/3 increments over three years; and (iii) approximately $250,000 (based on the value on the grant date) in target value of PSUs which vest after three years based on then-current performance criteria. The foregoing awards are governed by the terms and conditions of the applicable plan and award agreements. In addition, Mr. Mann is eligible to participate in any employee plans and programs in effect from time to time, as are made available to similarly situated employees of ARKO Parent.

Our Anti-Hedging Policy

Pursuant to our insider trading policy, we prohibit our directors, executive officers and certain designated employees from engaging in hedging, short sales, trading in publicly traded put or call options or trading on margin involving our or ARKO Parent securities.

Our Pledging Policy

Pursuant to our insider trading policy, we require pre-notification if any of our directors, executive officers and certain designated employees wish to pledge our securities as collateral for a loan (or modify an existing pledge). Our insider trading policy provides that the securities subject to such a pledge will be subject to all of our other restrictions on trading in our or ARKO Parent securities.

Summary Compensation Table

The following table presents information regarding the compensation earned or received by our NEOs for services rendered to ARKO Parent in all capacities in which they served during the fiscal years ended December 31, 2025, 2024 and 2023, as applicable.

Name and Principal Position	Year		Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Arie Kotler,	2025	(5)	—	—	—	—	—	—	—
Chairman, President, Chief Executive Officer	2024		1,181,139	—	2,804,317	—	795,497	14,213	4,795,166
and Director	2023		1,146,731	—	2,673,511	1,336,754	885,128	6,445	6,048,569
Jordan Mann,	2025		270,296	—	431,830	—	—	375	702,501
Chief Financial Officer
Maury Bricks,	2025	(5)	—	—	—	—	—	—	—
General Counsel and	2024		476,960	40,000	950,004	—	—	24,610	1,491,574
Secretary	2023		430,594	140,000	950,004	—	50,000	26,636	1,597,234

(1)
The amounts shown in this column represent the discretionary bonuses earned by Mr. Bricks in 2023 and the $10,000 quarterly bonuses earned by Mr. Bricks in 2024 and 2023.
(2)
The amounts in these columns reflect the aggregate grant date fair value of stock or option awards, as applicable, granted and computed in accordance with ASC 718, Compensation-Stock Compensation. For a discussion of the assumptions relating to these valuations, see Note 19—Share-Based Compensation to ARKO Parent’s audited financial statements included in Item 8 of ARKO Parent’s 2025 Annual Report on Form 10-K. The amounts for the performance-based restricted stock units included in the stock awards column reflect the grant date fair value computed in accordance with FASB ASC Topic 718 based upon the probable outcome of the performance conditions as of the grant date. The number of stock awards granted to Mr. Kotler on April 16, 2024, as detailed in the Grants of Plan-Based Awards table below, was determined based on the fair value of these awards as of February 29, 2024, which was the grant date of the stock awards to the other named executive officers of ARKO Parent. Assuming the highest level of performance achievement as of the grant date, the aggregate grant date fair value of the performance-based restricted stock granted in 2024 would have been: Mr. Kotler—$2,300,757; and Mr. Bricks—$825,003. Assuming the highest level of performance achievement as of the grant date, the aggregate grant date fair value of the performance-based restricted stock granted in 2025 would have been: Mr. Mann—$321,974.
(3)
The amounts shown in this column represent an annual bonus opportunity with a target equal to 150% of Mr. Kotler’s current base salary (the “Target Bonus”) earned by Mr. Kotler in 2024 and 2023, and Cash LTI earned by Mr. Bricks in 2023. For 2024, Mr. Kotler declined to receive $795,497 of his Target Bonus to which he was entitled because no cash bonuses were paid to other executives for 2024 performance, with the exception of the fixed quarterly bonus paid to Mr. Bricks (which bonus is more akin to salary and has since been eliminated in favor of an increase in Mr. Bricks’s base salary). See “Bonuses” and “Cash LTIs.”
(4)
The amounts shown in this column include the amount paid for the employee-paid portion of group medical coverage for Mr. Kotler totaling $13,523 in 2024, 401(k) matching contributions for Mr. Bricks totaling $801 in 2024, matching contributions made under the NQP for Mr. Bricks totaling $16,159 in 2024, imputed income for group term life insurance for Mr. Mann totaling $375 for 2025 and for Mr. Kotler totaling $690 for 2024, and imputed income for group term life insurance and car allowances for Mr. Bricks totaling $7,650 for 2024. Mr. Bricks and Mr. Mann were also provided with group life insurance and group medical coverage that are not included in the table above, because they are provided under broad-based, non-discriminatory benefit plans.
(5)
Mr. Kotler’s and Mr. Bricks’s 2025 compensation will be fully disclosed in ARKO Parent’s filings with the SEC.

Grants of Plan-Based Awards in 2025

The following table provides supplemental information relating to grants of plan-based awards made to our NEOs during 2025 by ARKO Parent under the ARKO 2020 Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name/Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)		Target (#)		Maximum (#)		All Other Stock Awards; Number of Shares of Stock or Units (#)		All Other Option Awards; Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($) (5)
Arie Kotler
Target Bonus		939,033	1,878,065	2,817,098
Restricted Stock Units	3/5/2025										312,373	(3)			1,327,585
Performance-Based Restricted Stock Units	3/12/2025				78,093		156,186		234,279						602,878
Performance-Based Restricted Stock Units - Stock Price	3/12/2025				247,711		495,422		743,133						1,065,157
Jordan Mann
Restricted Stock Units	3/3/2025										37,445	(3) (4)			217,181	(4)
Performance-Based Restricted Stock Units	3/3/2025				16,520	(4)	33,040	(4)	49,560	(4)					189,319	(4)
Performance-Based Restricted Stock Units - Stock Price	3/3/2025				22,026		22,026		33,039						25,330
Maury Bricks
Cash LTI		100,000	200,000	300,000
Restricted Stock Units	3/3/2025										69,750	(3)			290,160
Performance-Based Restricted Stock Units	3/3/2025				34,875		69,750		104,625						290,160

(1)
The amounts reflect the potential range of payments under the Target Bonus, annual short-term incentive bonus and Cash LTI plans. The actual payments earned are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table, and, with respect to Mr. Kotler and Mr. Bricks, will be similarly reflected in the ARKO Parent’s Summary Compensation Table in its filings with the SEC. The Cash LTI is granted in conjunction with the grant of PSUs and is allocated to each of the three years in the PSU performance cycle, and each portion is earned and payable, if at all, consistent with the performance results and associated payout percentages for the PSUs for each individual year.
(2)
The amounts reflect a range of PSUs that vest, if at all, based on achievement of performance targets with a three-year performance period with any shares earned vesting after the end of such period in accordance with the applicable award agreement, including certain PSUs granted to Mr. Kotler and Mr. Mann which are subject to vesting upon the ARKO Parent common stock achieving a certain specified price per share during the performance period. The amounts under Threshold reflect the threshold award under the PSUs, which is 50% of the target amount for Mr. Kotler and Mr. Bricks, and same as the target amount for Mr. Mann. The amounts under Maximum reflect the greatest potential award under the PSUs, which is 150% of the target amount. The ARKO Compensation Committee will determine the performance against pre-established targets to determine payout of the PSUs, if any, at the end of the performance period.
(3)
The grants provided for vesting in three equal annual installments beginning on March 5, 2026 for Mr. Kotler and March 3, 2026 for Messrs. Mann and Bricks.
(4)
For certain of the RSUs and PSUs granted to Mr. Mann in the year ended December 31, 2025, ARKO Parent agreed to issue a capped number of incremental shares to Mr. Mann if the ARKO Parent stock price on the vesting dates of such awards is below a certain threshold price (written put options components), which is not reflected in the number of units above, which is based on the number of units granted. These awards were classified as equity instruments and valued based on the fair market value of the underlying stock together with the net fair value of the written put options on the grant date consistent with FASB ASC Topic 718.
(5)
Represents the aggregate grant date fair value of the target amount calculated in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table presents information about outstanding equity awards of ARKO Parent held by our NEOs as of December 31, 2025.

Name	Award Type	Unexercised/Not Vested Securities Outstanding (#)	Exercisable Securities Outstanding (#)	Option Exercise Price ($/share)	Option Expiration Date	Market Value ($) (1)	Vesting Schedule of Unexercised/Not Vested Securities Outstanding
Arie Kotler	Options	—	126,000	10.00	3/6/2031	—	Fully vested
	Options	—	452,903	8.49	3/2/2032	—	Fully vested
	Options	—	318,489	10.00	3/2/2032	—	Fully vested
	Options	136,430	272,860	8.58	3/2/2033	—	100% on March 1, 2026
	RSUs	139,161				631,791	50% on March 1, 2026 and 2027
	RSUs	312,373				1,418,173	1/3 on March 5, 2026, and 1/3 on March 1, 2027 and 2028
	PSUs	186,959				848,794	The performance period ending on December 31, 2025 (2)
	PSUs	156,557				710,769	The performance period ending on December 31, 2026 (2)
	PSUs	298,784				1,356,479	The performance period ending on December 31, 2026 (3)
	PSUs	156,186				709,084	The performance period ending on December 31, 2027 (2)
	PSUs	495,422				2,249,216	The performance period ending on December 31, 2027 (3)
Jordan Mann	RSUs	7,308				33,178	100% on March 1, 2026
	RSUs	18,376				83,427	50% on March 1, 2026 and 2027
	RSUs	37,445				170,000	1/3 on March 3, 2026, 1/3 on March 1, 2027 and 2028 (4)
	PSUs	18,270				82,946	The performance period ending on March 1, 2026 (3)
	PSUs	18,270				82,946	The performance period ending on March 1, 2026 (3)
	PSUs	22,971				104,288	The performance period ending on March 1, 2027 (3)
	PSUs	22,971				104,288	The performance period ending on March 1, 2027 (3)
	PSUs	17,228				78,215	The performance period ending on December 31, 2026 (2)
	PSUs	33,040				150,002	The performance period ending on December 31, 2027 (2) (4)
	PSUs	22,026				99,998	The performance period ending on March 1, 2028 (3)
Maury Bricks	RSUs	15,540				70,552	100% on March 1, 2026
	RSUs	40,837				185,400	50% on March 1, 2026 and 2027
	RSUs	69,750				316,665	1/3 on March 3, 2026, 1/3 on March 1, 2027 and 2028
	PSUs	38,462				174,617	The performance period ending on December 31, 2025 (2)
	PSUs	63,170				286,792	The performance period ending on December 31, 2026 (2)
	PSUs	69,750				316,665	The performance period ending on December 31, 2027 (2)

(1)
Based on ARKO Parent’s closing stock price of $4.54 on December 31, 2025.
(2)
Performance-based grants that, subject to meeting the applicable three-year performance targets set forth in the grant agreement, will vest in a single vesting event upon the ARKO Compensation Committee determining that the performance criteria has been met; amounts are based on the probable outcome of such performance-based vesting conditions as of December 31, 2025.
(3)
The grants are a performance-based grant that, subject to ARKO Parent’s common stock achieving a certain specified price per share during the performance period set forth in the grant agreement, will vest in a single vesting event upon the determination by the ARKO Compensation Committee that the performance criteria has been met; the amount presented above is based on the probable outcome of such performance-based vesting conditions as of December 31, 2025.
(4)
Does not include the impact of the written put option component described in footnote 4 to the “Grants of Plan Based Awards in 2025” table above.

Option Exercises and Stock Vested in 2025

The following table provides information concerning the exercises of ARKO Parent stock options and the vesting of ARKO Parent RSUs and PSUs in 2025 on an aggregated basis for each of our NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Arie Kotler	—	—	362,478	1,634,776
Jordan Mann	—	—	16,497	74,401
Maury Bricks	—	—	77,921	351,424

Pension Benefits Table

None of our NEOs participated in any defined benefit pension plans in 2025.

Non-Qualified Deferred Compensation

ARKO Parent offers a select group of management and key employees who contribute materially to ARKO Parent’s continued growth, development and future business success an opportunity to defer a portion of their compensation under ARKO Parent’s NQP. The NQP allows these employees to defer up to 90% of their annual base salary and cash bonuses. Distributions under the NQP begin on a date that is within 30 days of the participant’s separation from service, except in the case of specified employees where no distributions will be made until six months after separation from service or, if earlier, the date of the specified employee’s death. Participants may elect to receive deferred amounts in a lump sum or in at least two, but not more than ten, consecutive annual installments. Participants can elect from investment alternatives made available as investment options for their deferred compensation and gains and losses on these investments are credited to their respective accounts.

For each plan year, ARKO Parent makes a discretionary match, however, that amount is reduced, dollar for dollar, by the amount of employer matching contributions that ARKO Parent contributes to the participant’s 401(k) plan for such plan year. In addition, ARKO Parent may also make additional matching contributions and discretionary contributions, in ARKO Parent’s sole discretion, on a participant by participant basis.

Tax rules limit the amount that executives may contribute under the 401(k) plan and therefore also limit ARKO Parent’s match under the 401(k) plan for executives. The NQP matching contribution is intended to reflect the amount of the matching contribution which is limited by the tax laws.

Potential Payments Upon Termination or Change in Control

The employment agreements and/or applicable equity award agreements of our NEOs with ARKO Parent or GPM provide for certain payments and benefits in the event of certain terminations of employment. The following table illustrates the payments and benefits that Mr. Mann would have received pursuant to certain of his equity award agreements if ARKO Parent experienced a change in control on December 31, 2025 or his employment with ARKO Parent had terminated on December 31, 2025 for any of the reasons described in the tables. Mr. Mann’s offer letter with ARKO Parent described above does not expressly contemplate payments and benefits in the event of his termination of employment. The payments and benefits that each of Mr. Kotler and Mr. Bricks would have received under their respective employment agreements with ARKO Parent or GPM if ARKO Parent experienced a change in control on December 31, 2025, or their respective employment with ARKO Parent had terminated on such date will be fully disclosed in ARKO Parent’s filings with the SEC. The amounts presented in the tables are estimates and do not necessarily reflect the actual value of the payments and of the benefits that would be received by Mr. Mann, which would only be known at the time that employment terminates, or the change of control occurs, as applicable.

Executive Compensation Element	Termination for Any Reason ($)	Termination due to Death or Disability ($)	Termination for Good Reason or Without Cause ($)	Termination for Good Reason or Without Cause Following a Change in Control ($) (1)	Termination for Good Reason or Without Cause Following a Change in Control ($) (2)
Long-Term Incentives
Value of Accelerated Grants (3) (4) (5)	—	543,271	—	543,271	371,369
Total Long-Term Incentives	—	543,271	—	543,271	371,369
Grand Total	—	543,271	—	543,271	371,369

(1)
If within 12 months after a change in control of ARKO Parent occurs, the NEO’s continuous service is terminated by ARKO Parent without cause or by the NEO for good reason, the value of the accelerated grants amount is calculated based on a pro rata amount of the PSUs (if any) payable after the end of the three years performance period. Such pro rata amount is to be calculated based on the actual number of calendar months during each fiscal year in the performance period in which the NEO was in the continuous service of ARKO Parent for at least the first six months of such fiscal year.
(2)
If, in connection with a change in control of ARKO Parent, the surviving company does not assume the PSUs, the value of the accelerated grants amount is calculated based on (a) the percentage of PSUs earned based on the actual performance level for the fiscal year(s) during the performance period which are completed prior to the date of such change in control, plus (b) pro rata of the target amount of shares for the fiscal year in which the change in control occurs if the date of such change in control occurs after the end of the first six months of a fiscal year.
(3)
Non-vested RSUs become immediately vested.
(4)
Amount represents the PSUs and RSUs that would have been subject to accelerated vesting multiplied by the $4.54 closing price of ARKO Parent’s stock on December 31, 2025.
(5)
In case of “Termination due to Death or Disability” and “Termination for Good Reason or Without Cause Following a Change in Control,” for awards subject to performance-based vesting conditions, amounts are based on the probable outcome of such performance-based vesting conditions as of the last day of the year.

Director Compensation

Any officer of ARKO Parent who also serves as one of our directors will not receive additional compensation for his or her service as one of our directors. Our directors who are not officers or employees of ARKO Parent will receive compensation as “non-employee directors” as set by our Board of Directors. No directors received any compensation in the year ended December 31, 2025. We intend to approve and implement a compensation program for our non-employee directors. The material terms of the non-employee director compensation program have not yet been determined; once determined, the material terms will be disclosed in a future filing.

Compensation Committee Interlocks and Insider Participation

As described elsewhere in this Annual Report on Form 10-K, we consummated our IPO in February 2026, and we did not have a Compensation Committee or members of the Board participating in deliberations concerning executive officer compensation during the year ended December 31, 2025.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board has submitted the following report for inclusion in this Annual Report on Form 10-K.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on its review and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Compensation Committee

Carlos Maurer, Chairman

Avram (Avi) Friedman

Kirk T. Rogers

The Compensation Committee report above shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of both classes of our common stock as of March 15, 2026 by:

•
each person known by us to be the beneficial owner of more than 5% of outstanding common stock;
•
each of our named executive officers and directors; and
•
all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity in the table below, all shares subject to options, warrants and restricted stock units held by such person or entity were deemed outstanding if such securities are currently exercisable, or exercisable or would vest based on service-based vesting conditions within 60 days of March 15, 2026, assuming that the liquidity event vesting conditions had been satisfied as of such date. These shares were not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

The beneficial ownership of our common stock is based on 12,570,223 shares of our Class A common stock outstanding and 35,000,000 shares of our Class B common stock outstanding as of March 15, 2026.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all shares of common stock beneficially owned by him or her.

	Class A Common Stock Beneficially Owned		Class B Common Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Class (%)	Number of Shares	Percentage of Class (%)	Percentage of Total Voting Power (%)
Greater than 5% Stockholders:
ARKO Corp.	—	—	35,000,000	100.0%	93.3%
Cushing Asset Management, LP (2)	715,000	5.7%	—	—	0.4%
CIBC Private Wealth Group LLC (3)	919,510	7.3%	—	—	0.5%
Named Executive Officers and Directors:
Arie Kotler	—	—	—	—	—
Jordan Mann	—	—	—	—	—
Maury Bricks	—	—	—	—	—
Sherman K. Edmiston III	—	—	—	—	—
Avram Friedman	20,000	*	—	—	*
Andrew R. Heyer	—	—	—	—	—
Carlos Maurer	—	—	—	—	—
Kirk Rogers	—	—	—	—	—

All current Directors and Executive Officers as a group (8 persons)	20,000	*	—	—	*

* Less than 1%

(1)
Unless otherwise noted, the business address of each of these stockholders is c/o ARKO Corp., 8565 Magellan Parkway, Suite 400, Richmond, VA 23227.
(2)
Based solely on information reported in the Schedule 13G filed on February 20, 2026. Cushing Asset Management, LP dba NXG Investment Management had sole voting and dispositive power over 715,000 shares. The address of Cushing Asset Management, LP is One Energy Square, 4925 Greenville Avenue, Suite 1310, Dallas, TX 75206.
(3)
Based solely on information reported in the Schedule 13G filed on February 18, 2026. CIBC Private Wealth Group LLC had sole voting and dispositive power over 919,510 shares. The address of CIBC Private Wealth Group LLC is 181 W Madison, Chicago, IL 60602.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below is a description of certain relationships and related person transactions between us or our subsidiaries and our directors, executive officers or holders of more than 5% of our outstanding capital stock. The summaries of certain provisions of our related party agreements are qualified in their entirety by reference to all of the provisions of such agreements. Such agreements, or the forms thereof, are filed as exhibits to this Annual Report on Form 10-K. Any transaction or arrangement involving a potential conflict of interest between ARKO Parent and us will be reviewed by our Conflicts Committee in accordance with its charter. In addition, the Audit Committee reviews all other related party transactions for potential conflicts of interest, that are outside the scope of the authority of the Conflicts Committee.

Management Services Agreement

We depend on corporate and administrative services provided by ARKO Parent and its employees under the Management Services Agreement. Pursuant to the Management Services Agreement, ARKO Parent continues to perform or arrange for a broad range of services for our benefit, including support in the areas of operations, human resources, payroll and benefits administration, finance and accounting, financial and public company reporting, information technology, legal, real estate management, executive services and general administrative services, subject to certain conditions set forth therein. The scope of services may be adjusted from time to time by mutual written agreement of the parties.

The Management Services Agreement provides, among other things, the following:

•
Fees and Expenses. As consideration for such services, we pay fees to ARKO Parent based on allocations or a flat fee, subject to periodic adjustments. The Management Services Agreement currently contemplates approximately $11.6 million in annual fees. We also reimburse ARKO Parent for reasonable out-of-pocket expenses incurred in providing the services, including costs of licenses, insurance, taxes, audit fees, compliance costs and expenses associated with our status as a public company.
•
Term and Termination. The Management Services Agreement shall remain in effect until terminated:

(i) by mutual written consent of the parties, (ii) by any party upon a change of control of us, (iii) on the second anniversary of the date on which ARKO Parent distributes shares of our common stock in a transaction intended to qualify as a tax-deferred distribution pursuant to Section 355 of the Code, or

(iv) by any party upon written notice to the other party upon failure by us to pay undisputed fees or reimbursable expenses, or a material breach, in either case not cured within the applicable cure period, or upon the filing of a for voluntary or involuntary bankruptcy or pursuant to any other insolvency law. Any services provided by ARKO Parent to us may also be terminated if we no longer require such services.

•
Confidentiality and Proprietary Materials. The parties are subject to customary provisions regarding confidentiality of information, ownership of proprietary materials and compliance with applicable laws, including data protection and third-party license requirements.
•
Independent Contractor. ARKO Parent provides the services as an independent contractor, and employees of ARKO Parent remain employees of ARKO Parent.

Omnibus Agreement

We have entered into the Omnibus Agreement with ARKO Parent, providing that, for a period of 10 years, our subsidiaries are the exclusive distributors of motor fuel volumes required by ARKO Parent and its affiliates, subject to limited exceptions as described in the Fuel Distribution Agreement below.

The Omnibus Agreement also provides reciprocal rights to participate in certain acquisition opportunities and other accretive opportunities. Until the expiration or earlier termination of the Fuel Distribution Agreement, ARKO Parent is required to present to us any proposal to acquire from a third party any convenience stores selling gasoline, wholesale motor fuel distribution agreements, dealer sites, independently operated or consignment locations, or any other fleet or wholesale fuel distribution assets, contracts or operations (each, an “ARKO Parent Proposed Acquisition”), and we are required to present to ARKO Parent any proposal to acquire from a third party any convenience stores selling gasoline which are operated by such seller on a retail basis as part of a larger acquisition, provided that if such third party only operates retail sites (and not any dealer or fleet locations), such transaction shall be referred to ARKO Parent to negotiate with such third party and us as an ARKO Parent Proposed Acquisition (each, an “APC Proposed Acquisition”). In such cases, ARKO Parent will be offered the opportunity to acquire any convenience store business included in an APC Proposed Acquisition, and we will be offered the opportunity to acquire (i) any dealer and fleet business associated with a ARKO Parent Proposed Acquisition and (ii) the rights to supply fuel to ARKO Parent in connection with the convenience stores to be acquired in such ARKO Parent Proposed Acquisition. Following notice of a proposed acquisition, ARKO Parent and we must negotiate in good faith to determine terms for joint pursuit of the transaction and the related fuel supply arrangements. Each party may elect not to participate in a proposed acquisition. If either ARKO Parent or we decline within the specified period, the other party may proceed independently and, if applicable, offer third parties the right to participate. In the event an ARKO Parent acquisition is consummated without our participation, we are still obligated to distribute fuel to the newly acquired convenience stores under the terms of the Fuel Distribution Agreement, with pricing based on our cost plus the alternate fuel sales rate until a new supply arrangement is agreed. Any decision by us to participate in a proposed acquisition or any other funding for an accretive opportunity, and the terms of such participation, will be subject to approval by our Conflicts Committee.

The Omnibus Agreement may be terminated by either party if the other commits a material default that is not cured within 30 days of written notice. The Omnibus Agreement shall be construed in accordance with and governed by the substantive laws of the State of Delaware.

Employee and Intercompany Matters Agreement

We entered into the Employee and Intercompany Matters Agreement with ARKO Parent and its subsidiaries, which governs the allocation of employee benefit and compensation plans, and certain shared obligations between us and our affiliates.

The Employee and Intercompany Matters Agreement provides, among other things, the following:

•
401(k), Non-Qualified Plan and Health and Welfare Plans. Our employees participate in ARKO Parent’s 401(k) plan, non-qualified deferred compensation plan, and health and welfare benefit plans until such time as we may establish our such own plans. Upon adoption, we will conduct trust-to-trust transfers of account balances of eligible employees. Additionally, we will give each eligible employee full credit for purposes of eligibility, vesting, and determination of level of benefits for prior service with ARKO Parent to the same extent such service was recognized by the corresponding benefit plans. We are responsible for all liabilities associated with employees’ participation in ARKO Parent’s benefit plans.
•
Equity Compensation. We must use commercially reasonable efforts to maintain effective registration statements on Form S-8 with the SEC for our 2026 Plan. Outstanding awards under the ARKO 2020 Plan held by our employees will either continue to vest under their current terms or, if permissible and approved, be converted into awards under the 2026 Plan. We bear the expense of such awards and related payroll costs.
•
Payroll Taxes and Workers’ Compensation. We are treated as a “successor employer” and ARKO Parent as a “predecessor” for payroll tax purposes and we cooperate to avoid duplicative Form W-2 reporting. For so long as we participate in ARKO Parent’s workers’ compensation programs, benefit plans or 401(k) arrangements, ARKO Parent will allocate or pass through premiums, deductibles, claims and costs to us in the same manner as currently allocated.
•
Insurance and Indebtedness. Until ARKO Parent and its subsidiaries cease to hold more than 50% of our equity, we will continue to be insured under ARKO Parent’s shared insurance policies. We will be entitled to coverage for claims reported prior to that date. Additionally, we agree that, for so long as we are a Guarantor or Restricted Subsidiary under, and as defined in the indenture governing the Senior Notes, we shall comply with the terms and conditions of the indenture governing the Senior Notes and not use any of the “baskets” provided in the indenture governing the Senior Notes without ARKO Parent’s prior consent. ARKO Parent and we agree that, for so long as we are a Guarantor or Restricted Subsidiary under the indenture governing the Senior Notes, ARKO Parent will not extend the duration of the obligations under the indenture governing the Senior Notes, increase the principal amount owing under the indenture governing the Senior Notes, and indemnify us from any and all payment obligations arising under the indenture governing the Senior Notes and reimburse us for any amounts which we remit to the trustee under the indenture governing the Senior Notes.
•
License of Name and Mark. We were granted a non-transferable, non-exclusive, royalty-free license to use the “GPM” name and related marks. Ownership of the name, marks and associated goodwill remains with GPM, and we may not contest GPM’s ownership or claim any rights in them. Any use of the marks must comply with quality standards established by ARKO Parent, with the current quality of our products and services deemed acceptable.
•
Term and Termination. The Employee and Intercompany Matters Agreement may be terminated only by mutual consent of all parties, except that upon a change of control of us or GPM, one party may terminate the agreement upon no fewer than 60 days’ prior written notice to the other party.

Fuel Distribution Agreement

We entered into the Fuel Distribution Agreement with ARKO Parent and certain of its subsidiaries. The Fuel Distribution Agreement regulates the terms and conditions regarding the purchase, sale and exclusive distribution of branded and unbranded gasoline (all grades), diesel fuel, ethanol, biodiesel and kerosene (the “Products”) for the stations. Additionally, the Fuel Distribution Agreement provides that all ARKO Parent’s employees in the fuel pricing department be transferred to become our employees, and we will provide fuel pricing services to ARKO Parent.

Under the Fuel Distribution Agreement, we agreed to be the exclusive supplier of Products for the stations for a period of 10 years, subject to earlier termination under certain circumstances, including termination if ARKO Parent sells all or substantially all of its business and the party that acquires ARKO Parent’s business does not assume the Fuel Distribution Agreement, subject to ARKO Parent paying liquidated damages. The Fuel Distribution Agreement may also be terminated in accordance with the Petroleum Marketing Practices Act or in the event of price regulation or force majeure.

ARKO Parent is required to purchase from us all of ARKO Parent’s requirements for Product at the stations, subject to certain limited exceptions, such as pre-existing supply contracts, governmental allocation restrictions, or circumstances outside of ARKO Parent’s control. In the event we are unable to distribute all motor fuel volumes that ARKO Parent desires to purchase from us, ARKO Parent may purchase from third parties its requirements of any motor fuel volumes in excess of the amounts of such motor fuel supplied by us. Additionally, with respect to stations located in certain states, ARKO Parent may purchase Product for such stations from third parties so long as ARKO Parent provides an accounting of each gallon of product purchased for such and pays us an amount equal to the Adder (as defined below) for each such gallon purchased from third parties.

Pursuant to the Fuel Distribution Agreement, a station is automatically removed from the agreement if it is closed, if the lease for such station terminates or expires, or if it is sold to a non-affiliate, provided that in the case of a sale to a non-affiliate, our consent is required to remove such station, unless ARKO Parent has agreed to substitute one or more locations as stations which will require the supply of no less than equivalent volume of product within six months of such sale, we become a direct supplier of fuel to such station, or such sale does not cause the decrease in the aggregate volume of product sold at stations under the Fuel Distribution Agreement to exceed 10% of the aggregate volume of product sold by us under the Fuel Distribution Agreement during the full 12 month period preceding the sale in question.

Product is supplied at the “Rack Price” (as defined in the Fuel Distribution Agreement), plus an adder of six cents ($0.06) per gallon (the “Adder”) (an increase from the five cents ($0.05) per gallon prior to January 1, 2026), subject to applicable taxes, fees and surcharges. Title and risk of loss of a Product pass to ARKO Parent when such product is placed in the tank at the station. ARKO Parent is responsible for payment by electronic funds transfer within five days of invoice, and late payments bear interest at the rate specified in the Fuel Distribution Agreement. ARKO Parent is entitled to prompt payment discounts and other supplier rebates, to the extent offered by fuel suppliers and earned by us.

The Fuel Distribution Agreement also contains provisions relating to the use of branded fuel supplier trademarks and the allocation of rebranding costs. Subject to the ARKO Parent’s approval, we may substitute current branded fuel trademarks with those of another major fuel supplier, in which case we are responsible for the costs of signage replacement and any debranding penalties (the “Supplier-Initiated Rebranding Costs”). ARKO Parent may also request to substitute brands or become unbranded, but in that case ARKO Parent must bear the related costs, including signage replacement, debranding penalties, and any other expenses associated with the change. Upon expiration, nonrenewal or termination of the Fuel Distribution Agreement, or upon demand by a branded supplier, ARKO Parent’s rights to use branded fuel trademarks will terminate and ARKO Parent must discontinue use of such marks, with any removal or covering costs borne by ARKO Parent. ARKO Parent is entitled to rebranding and image enhancement incentives, but is obligated to repay to us any unamortized branding costs, renewal incentive reimbursements, penalties for failing to meet image requirements, and costs related to signage removal and site debranding (other than supplier-initiated rebranding costs).

Pursuant to the Fuel Distribution Agreement, ARKO Parent is obligated to maintain the stations in compliance with brand image standards, to handle and store products in accordance with environmental and operational requirements, and to indemnify us for losses relating to noncompliance or breaches of the Fuel Distribution Agreement.

Under the Fuel Distribution Agreement, ARKO Parent must comply with all applicable environmental laws at the stations, including those governing pollution, hazardous substances, and waste management. In the event of a spill or release, ARKO Parent must promptly notify authorities, take corrective action, inform us, and maintain daily monitoring and records of underground storage tanks for inspection. ARKO Parent also agrees to indemnify us and hold us harmless against any claims, losses, damages, liabilities, or costs (including attorneys’ fees) arising from the ARKO Parent’s operations, including environmental contamination, legal noncompliance, equipment defects, or breaches of the Fuel Distribution Agreement.

Tax Matters Agreement

We entered into a tax matters agreement with ARKO Parent (the “Tax Matters Agreement”). The Tax Matters Agreement governs our and ARKO Parent’s respective rights, responsibilities, and obligations with respect to certain tax matters (including tax liabilities, tax attributes, tax returns, and tax audits).

Prior to our IPO, our income, assets and operations and those of our subsidiaries were included in the income tax returns filed by ARKO Parent’s consolidated group for U.S. federal income tax purposes (the “ARKO Consolidated Group”). Following our IPO, for so long as ARKO Parent maintains an aggregate ownership representing at least 80% of the total voting power and at least 80% of the total value of our common stock, we will continue to be included in the ARKO Consolidated Group, as well as in certain other consolidated, combined or unitary groups that include ARKO Parent and/or certain of its subsidiaries (each such group, an “ARKO Tax Group”). Each member of a consolidated group for federal income tax purposes during any part of a consolidated return year is jointly and severally liable for the tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of such consolidated, combined or unitary group. Accordingly, although the Tax Matters Agreement allocates tax liabilities between us and ARKO Parent, for any period in which we were or are included in the ARKO Consolidated Group or any ARKO Tax Group, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of the ARKO Consolidated Group or any ARKO Tax Group, as the case may be. Depending on the tax classification of our current or future subsidiaries now and in the future, and other relevant facts, the foregoing obligations can also apply with respect to certain of our current or future subsidiaries.

The Tax Matters Agreement provides for methods of apportioning tax liabilities between us and ARKO Parent, and we are generally responsible for the tax liabilities apportioned to and directly incurred by us.

The Tax Matters Agreement addresses our and ARKO Parent’s respective rights, responsibilities, and obligations in the event ARKO Parent distributes to its stockholders all or a portion of the shares of our common stock that it holds (an “ARKO Parent Distribution”). We have agreed not to knowingly take or fail to take any actions that could reasonably be expected to preclude ARKO Parent’s ability to undertake the ARKO Parent Distribution, or result in the ARKO Parent Distribution failing to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Section 355 of the Code and, to the extent applicable, under any non-U.S. income tax laws. In the event that the ARKO Parent Distribution takes place, we have agreed not to take certain actions, during the two-year period following the ARKO Parent Distribution, that are designed to preserve the tax-free nature of the ARKO Parent Distribution for U.S. federal income tax purposes and, to the extent applicable, any non-U.S. income tax purposes. Specifically, during such period, except in specific circumstances, we and our subsidiaries generally would be prohibited from taking the following actions without first obtaining the opinion of tax counsel or a tax ruling to the effect that such actions will not result in the ARKO Parent Distribution failing to qualify as a tax-free spin-off: (i) ceasing to conduct our business, (ii) entering into certain transactions pursuant to which all or a portion of the shares of our common stock or certain of our and our subsidiaries’ assets would be acquired, (iii) liquidating, merging or consolidating with any other person, (iv) issuing equity securities beyond certain thresholds, (v) repurchasing our shares other than in certain open-market transactions, (vi) amending our charter or taking any other action that would affect the voting rights of our capital stock, or (vii) taking or failing to take any other action that would be reasonably likely to cause the ARKO Parent Distribution to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes and, to the extent applicable, any non-U.S. income tax purposes. Additionally, we generally are responsible for, among other things, (a) any taxes resulting from the failure of the ARKO Parent Distribution to qualify as a tax-free transaction to the extent such taxes are attributable to, or result from, any action or failure to act by us, or certain transactions involving us following the ARKO Parent Distribution, and (b) a percentage of such taxes to the extent such taxes are not attributable to, or do not result from, any action or failure to act by either us or ARKO Parent.

Real Estate Arrangements with ARKO Parent

There are various agreements amongst us, ARKO Parent and its related entities, pursuant to which we lease certain of our sites from third parties, sublease from ARKO Parent, or act as cotenant with ARKO Parent under master leases. An assignment, assumption, master sublease and bill of sale agreement assigns current subleases with operations from GPM (ARKO Parent) entities to GPME, contains a bill of sale for the equipment moved from the GPM entities to GPME, and subleases properties from GPM parties to GPME for sites already dealerized. There are also lease agreements, for single site or multi-site leases, each related to GPM RE-owned real property, wherein we will lease the properties to GPM (for certain current ARKO Retail Sites). Lastly, there will be sublease agreements for single site deals between various GPM entities as sublessor and GPME as sublessee relating to leased sites which will be dealerized in the future. Such lease/sublease agreements provide that if more than one person or entity (e.g., shareholders or partners) constitute or comprise lessee or sublessee under such agreements, the obligations of lessee or sublessee, as applicable, shall be joint and several. Additionally, upon a default, the lessor/sublessor may terminate the applicable lease or sublease, reenter and repossess the premises that are the subject of such agreement and lease to any other person, or exercise any other rights and remedies available to it. All of the foregoing agreements contain general indemnity obligations of the parties thereto and are governed by the laws of the state in which the relevant property subject to the agreement is located.

ARKO Parent Intercompany Notes

On February 13, 2026, we entered into subordinated, unsecured promissory notes (the “ARKO Parent Intercompany Notes”) with subsidiaries of ARKO Parent in an aggregate principal amount of $14.9 million which equaled the portion of the debt under the M&T Credit Agreement attributable to the Business. The material terms of the ARKO Parent Intercompany Notes mirror those contained in the M&T Credit Agreement; provided that the ARKO Parent Intercompany Notes have a 15-year term instead of the five-year term. The ARKO Parent Intercompany Notes are intended to reflect the economics of, and align the Company’s payment obligations with, the portion of the indebtedness outstanding under the M&T Credit Agreement that is attributable to the Business.

Registration Rights Agreement

ARKO Parent entered into the Registration Rights Agreement with us. The Registration Rights Agreement provides ARKO Parent with the following demand, shelf and piggyback registration rights with respect to the shares of Class A common stock issuable upon conversion of the Class B common stock owned by it and its affiliates:

•
ARKO Parent and its affiliates (other than us) will have the right to cause us to conduct an unlimited number of demand registrations, subject to certain customary restrictions, which demand registrations may take the form of a shelf registration;
•
once we are eligible to do so, ARKO Parent and its affiliates will have the right to cause us to file and have declared effective a shelf registration statement on Form S-3 with respect to all of the shares of Class A common stock issuable upon conversion of their Class B common stock; and
•
ARKO Parent and its affiliates will have the right to participate in certain registered offerings by us.

The Registration Rights Agreement also contains customary provisions relating to cooperation with the registration process, black-out periods and customary securities law indemnity provisions in favor of the selling stockholders. With certain customary exceptions, we are required to bear all registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares pursuant to the Registration Rights Agreement.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides for indemnification and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to us or, at our request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

Review and Approval of Related Party Transactions

Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception thereof).

Our organizational and ownership structure and strategy involve a number of relationships that may give rise to conflicts of interest between us and our stockholders on the one hand, and ARKO Parent, on the other hand. In particular, conflicts of interest could arise, among other reasons, because:

•
our relationship with ARKO Parent involves a number of arrangements pursuant to which ARKO Parent provides us with various services, and circumstances may arise in which these arrangements will need to be amended or new arrangements will need to be entered into;
•
ARKO Parent’s liability is limited under our arrangements with it, and we have agreed to indemnify ARKO Parent against claims, liabilities, losses, damages, costs or expenses which it may face in connection with those arrangements, which may lead it to assume greater risks when making decisions than it otherwise would if such decisions were being made solely for its own account, or may give rise to legal claims for indemnification that are adverse to the interests of our stockholders; and
•
ARKO Parent will have the effective ability to designate a majority of our Board of Directors and, therefore, it will continue to control us and could cause us to make distributions based on ARKO Parent’s interests.

Our Conflicts Committee is responsible for the review, approval, or ratification of any potential conflict of interest transaction involving any of our directors or executive officers, director nominees, any person known by us to be the beneficial owner of more than 5% of our outstanding capital stock, or any family member of or related party to such persons, including any transaction required to be reported under Item 404(a) of Regulation S-K promulgated by the SEC.

Our Audit Committee is responsible for the review, approval, or ratification of any potential conflict of interest transaction involving any of our directors or executive officers, director nominees, any person known by us to be the beneficial owner of more than 5% of our outstanding capital stock, or any family member of or related party to such persons, including any transaction required to be reported under Item 404(a) of Regulation S-K promulgated by the SEC that are outside the scope of the authority of the Conflicts Committee.

Our Audit Committee has adopted a written policy (the “Related Party Transaction Policy”) with respect to transactions with related persons outside the scope of the authority of the Conflicts Committee that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq.

Our Related Party Transactions Policy provides that directors and employees must avoid conflicts or the appearance of conflicts, and that employees should avoid any outside financial interests that might conflict with our interests. Such outside interests could include, among other things:

•
personal or family financial interests in, or indebtedness to, enterprises that have business relations with us, such as relatives who are employed by or own an interest in consultants or suppliers;
•
acquiring any interest in outside entities or properties in which we have an interest or potential interest;
•
conduct of any business not on our behalf with any consultant, contractor, supplier or distributor doing business with us or any of their officers or employees, including service as a director or officer of, or employment or retention as a consultant by, such persons; and
•
serving on the board of directors of an outside entity whose business competes with our business.

Under our Related Party Transactions Policy, employees are required to report any material transaction or relationship that could result in a conflict of interest to our compliance officer who will, in the first instance, undertake an evaluation of the transaction or relationship to determine whether the applicable matter should be escalated to the Audit Committee for review.

In reviewing any such proposed transaction, our Audit Committee is tasked to consider all relevant facts and circumstances, including the commercial reasonableness of the terms, the benefit or perceived benefit, or lack thereof, to us, opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest and the actual or apparent conflict of interest of the related person.

Neither our Conflicts Committee nor the Audit Committee had been established when the transactions described in this “Item 13. Certain Relationships and Related Transactions, and Director Independence” were negotiated, and accordingly such transactions were not reviewed or approved by either such committee or in accordance with our Related Party Transaction Policy

Independence of our Board of Directors

Our Board of Directors consists of a majority of independent directors. Five of the six members of our Board of Directors qualify as “independent” under the Nasdaq corporate governance standards, of which two do not also serve on the ARKO Parent Board of Directors. Our Board of Directors has determined that each of Messrs. Maurer, Rogers, Edmiston, Friedman and Heyer is an independent director as defined under the Nasdaq corporate governance standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The table below summarizes the fees and expenses billed to us by Grant Thornton LLP for the year ended December 31, 2025. No fees were billed to us by Grant Thornton LLP for the year ended December 31, 2024.

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees	Total
2025	$404,000	$—	$—	$—	$404,000

Audit Fees. Audit fees consist of services rendered by an independent registered public accounting firm for the audit of our consolidated financial statements (including tax services performed to fulfill the auditor’s responsibility under generally accepted auditing standards) and our internal control over financial reporting, reviews of the interim financial statements included in Forms 10-Q and includes services that generally only an external auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC including registration statements.

Audit-Related Fees. Audit-related fees consist of assurance and related services (e.g., due diligence) by an external auditor that are reasonably related to the audit or review of financial statements, including employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of services rendered by an external auditor for tax compliance, tax consulting and tax planning.

All Other Fees. All other fees are for any other permissible work that is not an Audit, Audit-Related or Tax Fee.

Policy for Approval of Audit and Permitted Non-Audit Services

The Audit Committee is directly responsible for appointing, retaining and terminating, and for determining the compensation of, the Company’s independent registered public accounting firm. Our independent registered public accounting firm reports directly to the Audit Committee. As part of its responsibility, the Audit Committee has established a policy requiring the pre-approval of all audit and permissible non-audit services performed by our independent registered public accounting firm, however, the pre-approval requirement is waived with respect to the provision of non-audit services for the Company if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. In pre-approving services, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence or if such services would in any way negatively impact the quality of the audit conducted. The Audit Committee was not established prior to our IPO, and accordingly, the services provided by our independent registered public accountants for the year ended December 31, 2025 were not pre-approved by our Audit Committee.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements: See Part II, Item 8 of this report.

(2) All schedules are omitted because they are not required.

(3) Exhibits: See below.

Exhibit No.	Description (1)
3.1	Amended and Restated Certificate of Incorporation of ARKO Petroleum Corp. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on February 3, 2026).
3.2	Amended and Restated Bylaws of ARKO Petroleum Corp. (incorporated herein by reference to Exhibit 3.2 to the registration statement on Form S-1 (File No. 333- 292265), filed on February 3, 2026).
4.1+	Description of Securities.
10.1**

Form of Indemnification Agreement between ARKO Petroleum Corp. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the registration statement on Form S-1 (File No. 333-292265), filed on February 6, 2026).

10.2**	ARKO Petroleum Corp. 2026 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the registration statement on Form S-1 (File No. 333-292265) filed on February 6, 2026).
10.3

Second Amended and Restated Credit Agreement, dated as of May 5, 2023, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to ARKO Corp.’s Current Report on Form 8-K, filed on May 8, 2023).

10.4

First Amendment to Second Amended and Restated Credit Agreement, dated as of March 26, 2024, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, and the lenders party thereto (incorporated herein by reference to Exhibit 10.2 to ARKO Corp.’s Current Report on Form 8-K, filed on March 28, 2024).

10.5*

Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 13, 2026, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, and the lenders party thereto (incorporated herein by reference to Exhibit 10.5 to the registration statement on Form S-1 (File No. 333-292265), filed on January 20, 2026).

10.6*

Management Services Agreement, dated as of February 13, 2026, by and between ARKO Corp. and ARKO Petroleum Corp. (incorporated herein by reference to Exhibit 10.6 to the registration statement on Form S-1 (File No. 333-292265), filed on January 20, 2026).

10.7

Amended and Restated Omnibus Agreement, dated as of February 13, 2026, by and among ARKO Petroleum Corp., ARKO Corp., GPM Petroleum LP, GPM Petroleum GP, LLC, GPM Petroleum, LLC, GPM Empire, LLC and GPM Investments, LLC (incorporated herein by reference to Exhibit 10.7 to the registration statement on Form S-1 (File No. 333-292265), filed on January 20, 2026).

10.8

Employee and Intercompany Matters Agreement, dated as of February 13, 2026, by and among ARKO Corp., Arko Convenience Stores, LLC, GPM Investments, LLC, ARKO Petroleum Corp. and certain subsidiaries and affiliates (incorporated herein by reference to Exhibit 10.8 to the registration statement on Form S-1 (File No. 333-292265), filed on January 20, 2026).

10.9

Third Amended, Restated and Consolidated Fuel Distribution Agreement, dated as of February 13, 2026, by and among GPM Petroleum, LLC, GPM Empire, LLC, and GPM Investments, LLC (incorporated herein by reference to Exhibit 10.9 to the registration statement on Form S-1 (File No. 333-292265), filed on January 20, 2026).

10.10

Tax Matters Agreement, dated as of February 13, 2026, by and between ARKO Corp. and ARKO Petroleum Corp. (incorporated herein by reference to Exhibit 10.10 to the registration statement on Form S-1 (File No. 333-292265), filed on February 6, 2026).

10.11

Registration Rights Agreement, dated as of February 13, 2026, by and among ARKO Petroleum Corp., Arko Convenience Stores, LLC and ARKO Corp. (incorporated herein by reference to Exhibit 10.11 to the registration statement on Form S-1 (File No. 333-292265), filed on February 6, 2026).

10.12	Form of ARKO Parent Intercompany Note (incorporated herein by reference to Exhibit 10.12 to the registration statement on Form S-1 (File No. 333-292265), filed on January 20, 2026).
10.13

Contribution Agreement, dated as of February 12, 2026, by and between Arko Convenience Stores, LLC and ARKO Petroleum Corp. (incorporated herein by reference to Exhibit 10.13 to the registration statement on Form S-1 (File No. 333-292265), filed on February 6, 2026).

10.14*

Amended and Restated Revolving Credit and Security Agreement, dated February 13, 2026, by and among GPM Empire, LLC, and the other borrowers party thereto and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on February 18, 2026).

10.16

Indenture, dated October 21, 2021, by and among ARKO Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to ARKO Corp.’s Current Report on Form 8-K, filed on October 26, 2021).

19.1+	ARKO Petroleum Corp. Insider Trading Policy
21.1+	List of Subsidiaries
23.1+	Consent of Grant Thornton LLP (ARKO Petroleum Corp.)
23.2+	Consent of Grant Thornton LLP (Contributed Business)
31.1+	Certification of Principal Executive Officer of ARKO Petroleum Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer of ARKO Petroleum Corp. pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1++	Certification of Principal Executive Officer of ARKO Petroleum Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer of ARKO Petroleum Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1+	ARKO Petroleum Corp. Clawback Policy

(1) SEC file number for all Securities Exchange Act reports referenced in the exhibit list is 001-43121.

* Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish a copy of all omitted schedules and exhibits to the SEC upon its request.

** Indicates management contract or compensatory plan arrangement.

+ Filed herewith.

++ Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2026	ARKO CORP.

	By:	/s/ Jordan Mann
Jordan Mann
Chief Financial Officer (on behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Arie Kotler	President, Chief Executive Officer and Chairman of the Board	March 30, 2026
Arie Kotler	(Principal Executive Officer)

/s/ Jordan Mann	Chief Financial Officer	March 30, 2026
Jordan Mann	(Principal Financial and Accounting Officer)

/s/ Sherman K. Edmiston III	Director	March 30, 2026
Sherman K. Edmiston III

/s/ Avram Friedman	Director	March 30, 2026
Avram Friedman

/s/ Andrew R. Heyer	Director	March 30, 2026
Andrew R. Heyer

/s/Carlos Maurer	Director	March 30, 2026
Carlos Maurer

/s/ Kirk Rogers	Director	March 30, 2026
Kirk Rogers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ARKO Petroleum Corp.

Opinion on the financial statement

We have audited the accompanying balance sheet of ARKO Petroleum Corp. (a Delaware corporation) (the “Company”) as of December 31, 2025, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statement that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statement and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

March 30, 2026

ARKO Petroleum Corp.

Balance Sheet

(in thousands)

As of December 31, 2025
Assets
Cash and cash equivalents	$2
Capitalized initial public offering costs	2,110
Total assets	$2,112

Shareholder's Equity
Additional paid-in capital	$2,112
Common stock, par value $0.0001, 1,000 shares authorized, issued and outstanding	—
Total Shareholder's Equity	$2,112

The accompanying notes are an integral part of this financial statement.

ARKO Petroleum Corp.

Notes to Balance Sheet

1. Nature of Operations

ARKO Petroleum Corp. (the “Company”) was formed in July 2025 as a Delaware corporation and (indirectly) a wholly owned subsidiary of ARKO Corp., a Delaware corporation (“ARKO”) whose common stock is listed on the Nasdaq Stock Market under the symbol “ARKO,” for the purpose of completing a public offering and related transactions in order to carry on the business of the Contributed Businesses (as defined below). In August 2025, ARKO agreed to contribute $0.10 to the Company in exchange for 1,000 shares of the Company’s common stock, par value $0.0001 per share (“common stock”). On September 5, 2025, ARKO funded $1,000 to the Company, which was deposited in the Company’s bank account.

Other than the incurrence of capitalized costs associated with the Company’s initial public offering, which were paid by ARKO, there had been no other transactions involving the Company as of December 31, 2025. Upon, or immediately prior to, the Company’s initial public offering of its Class A common stock on February 13, 2026 (the “IPO”), ARKO contributed to the Company its wholesale business, fleet fueling business and the rights to supply fuel to substantially all of ARKO’s retail convenience stores that sell fuel (the “Contributed Businesses”). In addition, in conjunction with the IPO: (i) the Company amended and restated its certificate of incorporation to, among other things, provide for its capitalization to include Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, with the holders of our Class A common stock entitled to one vote per share and the holders of Class B common stock entitled to five votes per share, in each case on all matters submitted to a vote of the Company’s stockholders, and provide that shares of Class B common stock may only be owned by ARKO and its affiliates; and (ii) the Company issued to ARKO 35,000,000 shares of such Class B common stock in exchange for the 1,000 shares of common stock initially issued to ARKO in connection with the Company’s initial incorporation, which shares of common stock were cancelled as part of the exchange.

Upon the transfer of the Contributed Businesses, the Company is now engaged in (i) wholesale activity, which includes the supply of fuel to gas stations operated by third-party dealers, (ii) fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and the issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites, and (iii) wholesale distribution of fuel to substantially all of the gas stations operated by ARKO. The Company’s operations are primarily performed by the following wholly owned subsidiaries (and their respective subsidiaries) which were contributed to the Company by ARKO: GPM Empire, LLC, a Delaware limited liability company formed in 2020, and GPM Petroleum LP, a Delaware limited partnership formed in 2015.

2. Basis of Presentation

This balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America. Since the Company has had no significant activity since its inception, separate statements of income, changes in equity and cash flows have not been presented.

Report of Independent registered public accounting firm

Board of Directors and Shareholders

ARKO Petroleum Corp.

Opinion on the financial statements

We have audited the accompanying combined balance sheets of ARKO Petroleum Corp. and affiliates (the “Company”) (see Notes 1 and 2 to the financial statements) as of December 31, 2025 and 2024, the related combined statements of operations, changes in net investment, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2025.

Charlotte, North Carolina

March 30, 2026

ARKO Petroleum Corp.

Combined Balance Sheets

(in thousands)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$15,556	$25,086
Restricted cash	—	255
Trade receivables, net	80,832	88,185
Inventory	23,093	24,448
Prepaid to related party, current portion	2,984	4,230
Other current assets	40,070	29,174
Total current assets	162,535	171,378
Non-current assets:
Property and equipment, net	262,743	198,036
Right-of-use assets under operating leases	415,179	318,140
Right-of-use assets under financing leases, net	62,739	19,256
Goodwill	76,687	76,687
Intangible assets, net	154,326	175,163
Deferred tax asset	70,934	69,170
Prepaid to related party	10,378	12,301
Other non-current assets	57,953	45,539
Total assets	$1,273,474	$1,085,670
Liabilities
Current liabilities:
Long-term debt, current portion	$6,783	$1,277
Accounts payable	75,224	90,136
Other current liabilities	53,586	53,950
Operating leases, current portion	27,820	18,532
Financing leases, current portion	2,095	3,566
Total current liabilities	165,508	167,461
Non-current liabilities:
Long-term debt, net	385,247	380,911
Asset retirement obligation	47,571	36,767
Operating leases	431,364	324,592
Financing leases	94,638	25,915
Other non-current liabilities	113,031	84,454
Total liabilities	1,237,359	1,020,100

Commitments and contingencies - see Note 12
Net investment
ARKO Parent's net investment	36,115	65,570
Total net investment	36,115	65,570
Total liabilities and net investment	$1,273,474	$1,085,670

The accompanying notes are an integral part of these combined financial statements.

ARKO Petroleum Corp.

Combined Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenues:
Fuel revenue [1]	$3,203,273	$3,351,366	$3,607,451
Fuel revenue – related party [2]	2,302,547	2,964,304	3,313,404
Other revenues, net	63,063	40,212	35,805
Other revenues, net – related party	12,381	11,857	11,361
Total revenues	5,581,264	6,367,739	6,968,021
Operating expenses:
Fuel costs [1]	3,038,980	3,192,358	3,454,484
Fuel costs – related party [2]	2,259,307	2,913,130	3,260,225
Site operating expenses, including allocated expenses	98,437	81,337	74,916
General and administrative expenses, including allocated expenses	42,521	42,702	41,834
Depreciation and amortization, including allocated expenses	54,728	46,087	44,155
Total operating expenses	5,493,973	6,275,614	6,875,614
Other expenses, net	3,360	123	2,874
Operating income	83,931	92,002	89,533
Interest and other financial income, including allocated income	554	3,734	16
Interest and other financial expenses, including allocated expenses	(42,646)	(40,411)	(35,080)
Income before income taxes	41,839	55,325	54,469
Income tax expense	(9,112)	(15,108)	(12,890)
Net income	$32,727	$40,217	$41,579
Less: Net income attributable to non-controlling interests	—	—	197
Net income attributable to ARKO Petroleum Corp.	$32,727	$40,217	$41,382
Net income per share — basic and diluted	$0.94	$1.15	$1.18
Weighted average shares outstanding:
Basic and diluted	35,000	35,000	35,000
Supplemental information:
[1] Includes excise tax of:	$599,445	$578,479	$572,287
[2] Includes excise tax of:	471,265	555,902	573,970

The accompanying notes are an integral part of these combined financial statements.

ARKO Petroleum Corp.

Combined Statements of Changes in Net Investment

(in thousands)

	ARKO Parent's Net Investment	Non-Controlling Interests	Total Net Investment
Balance at December 31, 2022	$127,069	$56	$127,125
Transactions with non-controlling interests	(3)	3	—
Distributions to non-controlling interests	—	(240)	(240)
Net transfers to ARKO Parent	(62,001)	—	(62,001)
Net income	41,382	197	41,579
Balance at December 31, 2023	$106,447	$16	$106,463
Transactions with non-controlling interests	16	(16)	—
Net transfers to ARKO Parent	(81,110)	—	(81,110)
Net income	40,217	—	40,217
Balance at December 31, 2024	$65,570	$—	$65,570
Net transfers to ARKO Parent	(62,182)	—	(62,182)
Net income	32,727	—	32,727
Balance at December 31, 2025	$36,115	$—	$36,115

The accompanying notes are an integral part of these combined financial statements.

ARKO Petroleum Corp.

Combined Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$32,727	$40,217	$41,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including allocated expenses	54,728	46,087	44,155
Deferred income taxes	489	(1,360)	(1,886)
Loss on disposal of assets and impairment charges	4,558	811	1,046
Gain from settlement related to business acquisition (see Note 3)	—	(3,438)	—
Amortization of deferred financing costs	1,502	1,471	1,382
Amortization of deferred income	(9,643)	(7,012)	(6,249)
Amortization of prepaid to related party	4,123	4,349	4,842
Accretion of asset retirement obligation	1,155	901	806
Non-cash rent	2,609	2,033	1,319
Charges to allowance for credit losses	735	755	1,163
Share-based compensation	997	876	608
Fair value adjustment of financial assets and liabilities	(1,663)	353	(265)
Other operating activities, net	(981)	55	1,850
Changes in assets and liabilities:
Decrease (increase) in trade receivables	6,618	31,246	(17,365)
Decrease in inventory	1,775	2,328	1,373
Increase in other assets	(16,805)	(9,090)	(12,245)
Increase in related party assets	(4,965)	(1,905)	(512)
Decrease in accounts payable	(14,906)	(14,300)	(12,898)
(Decrease) increase in other current liabilities	(1,304)	335	2,305
Decrease in asset retirement obligation	(479)	(745)	(23)
Increase in non-current liabilities	18,288	12,790	7,818
Net cash provided by operating activities	$79,558	$106,757	$58,803

The accompanying notes are an integral part of these combined financial statements.

ARKO Petroleum Corp.

Combined Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from investing activities:
Purchase of property and equipment	$(24,845)	$(11,258)	$(11,979)
Proceeds from sale of property and equipment	2,902	1,818	68,058
Business and asset acquisitions, net of cash	(242)	—	(135,725)
Net cash used in investing activities	(22,185)	(9,440)	(79,646)
Cash flows from financing activities:
Receipt of long-term debt, net	4,871	42,454	77,257
Repayment of debt	(3,249)	(2,062)	(879)
Principal payments on financing leases	(1,375)	(150)	(98)
Early settlement of deferred consideration related to business acquisition (see Note 3)	—	(17,155)	—
Proceeds from sale-leaseback	—	—	16,378
Payment of Additional Consideration	(3,210)	(3,354)	(3,505)
Net transfers to ARKO Parent	(64,195)	(108,815)	(63,754)
Net cash (used in) provided by financing activities	(67,158)	(89,082)	25,399
Net (decrease) increase in cash and cash equivalents and restricted cash	(9,785)	8,235	4,556
Cash and cash equivalents and restricted cash, beginning of year	25,341	17,106	12,550
Cash and cash equivalents and restricted cash, end of year	$15,556	$25,341	$17,106
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of year	$25,086	$17,106	$12,079
Restricted cash, beginning of year	255	—	471
Cash and cash equivalents and restricted cash, beginning of year	$25,341	$17,106	$12,550
Cash and cash equivalents, end of year	$15,556	$25,086	$17,106
Restricted cash, end of year	—	255	—
Cash and cash equivalents and restricted cash, end of year	$15,556	$25,341	$17,106

The accompanying notes are an integral part of these combined financial statements.

ARKO Petroleum Corp.

Combined Statements of Cash Flows (cont’d)

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Supplementary cash flow information:
Cash received for interest	$554	$296	$16
Cash paid for interest and allocated interest	39,672	36,975	30,215
Cash paid for taxes	8,623	16,468	14,776
Supplementary noncash activities:
Purchases of equipment in accounts payable and accrued expenses	2,637	—	—
ARKO Parent's net investment for ARKO Parent-controlled sites converted to fuel supply or consignment locations and transfer of certain assets to the Company	1,016	5,088	1,145
Purchase of property and equipment under leases	9,898	30,790	1,337
Disposals of leases of property and equipment	4,332	2,813	2,600
ARKO Parent's investment for TEG First Installment Payment (see Note 3)	—	21,741	—
Deferred consideration related to business acquisitions	—	—	39,872

The accompanying notes are an integral part of these combined financial statements.

ARKO Petroleum Corp.

Notes to Combined Financial Statements

1. General

ARKO Petroleum Corp. (the “Company”) was formed in July 2025 as a Delaware corporation and an indirect wholly owned subsidiary of ARKO Corp., a Delaware corporation (“ARKO Parent”), whose common stock is listed on the Nasdaq Stock Market under the symbol “ARKO.”

On February 13, 2026, the Company completed its initial public offering of 11,111,111 shares of its Class A common stock, par value $0.0001 per share (“Class A common stock”), at a price to the public of $18.00 per share. In connection with the initial public offering, the Company granted to the underwriters an option for a period of 30 days following the closing of the initial public offering to purchase up to an additional 1,666,666 shares of Class A common stock to cover over-allotments. On March 5, 2026, the underwriters exercised their option to purchase 1,459,112 shares of Class A common stock, and on March 9, 2026, the Company issued and sold such shares to the underwriters. The foregoing transactions are collectively referred to as the “IPO.” The total net proceeds from the IPO were approximately $206.8 million. Upon the closing of the IPO, ARKO Parent owned 35,000,000 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B common stock”), representing 73.6% of the economic interests in the Company and 93.3% of the combined voting power of the Class A common stock and Class B common stock. The Class A common stock is listed on Nasdaq under the symbol “APC.” The Class B common stock is not publicly listed or traded.

In connection with the closing of the IPO, ARKO Parent completed a series of transactions whereby ARKO Parent (i) transferred certain real estate and equipment assets to the Company, along with assigning, leasing or subleasing the leasehold interest in certain properties, (ii) contributed all of the issued and outstanding equity interests in certain subsidiaries to the Company, and (iii) entered into, or amended, various agreements, including agreements pursuant to which the GPMP segment will continue to be the exclusive supplier of fuel to substantially all of ARKO Parent’s convenience stores that sell fuel (“ARKO Retail Sites”). Additionally, in connection with such transactions, certain of the contributed subsidiaries transferred to ARKO Parent certain real estate assets related to ARKO Parent’s retail segment and the Company entered into certain subleases, as the sublessee, and master leases, as cotenant or a sublessee, with ARKO Parent for the sites on which the Company operates.

The accompanying combined financial statements are derived primarily from the historical accounting records of ARKO Parent’s wholesale business, fleet fueling business and the supply of fuel to substantially all ARKO Retail Sites (together, the “Business”), which was contributed to the Company upon the IPO, and have been carved out of the activity of ARKO Parent and combined. The Company’s operations are primarily performed by the following wholly owned subsidiaries (and their respective subsidiaries) contributed to the Company by ARKO Parent: GPM Empire, LLC, a Delaware limited liability company formed in 2020 (“GPME”), and GPM Petroleum LP, a Delaware limited partnership formed in 2015 (“GPMP”).

The Company is engaged in (i) wholesale activity, which includes the supply of fuel to gas stations operated by third-party dealers, (ii) fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and the issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites, and (iii) wholesale distribution of fuel to substantially all of the ARKO Retail Sites. As of December 31, 2025, the Business’ activity included the supply of fuel to 2,099 gas stations operated by dealers, the supply of fuel to 1,095 gas stations operated by ARKO Parent and the operation of 295 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

The Company has three reportable segments: wholesale; fleet fueling; and GPMP. Refer to Note 21 below for further information with respect to the segments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying combined financial statements represent the results of operations, financial position and cash flows of the Business, inclusive of assumptions and allocations made to depict the Business on a standalone basis, and have been derived from the audited consolidated financial statements of ARKO Parent. The combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These combined financial statements reflect the historical results of operations, financial position and cash flows of the Business for the periods presented. Accordingly, if the Business had operated as a standalone entity, its results may have differed materially from those presented in these combined financial statements. The carve-out transaction involves the reorganization of the Business and its net assets under common control; therefore, the historical cost basis for the Business’ net assets used in the combined financial statements is the same as ARKO Parent’s historical cost basis for these net assets.

All revenues and costs as well as assets and liabilities directly associated with the Business have been included in the combined financial statements. These combined financial statements also include allocations of certain operating and corporate expenses from ARKO Parent relating to the Business based on the historical financial statements and accounting records of ARKO Parent. See Note 18 for more information about the expenses allocated from ARKO Parent. The expense allocation has been determined based on what management considered to be the most reasonable reflection of the Business’ expenses for the periods presented. However, the allocation may not reflect the costs the Business would have incurred if it had operated as a separate, standalone entity for the periods presented or if the Business had been operated by a different parent entity.

ARKO Parent used a centralized approach to cash management and financing of its operations. Financial transactions relating to the Business are accounted for through ARKO Parent’s net investment account. Accordingly, none of ARKO Parent’s cash, cash equivalents or debt at the corporate level have been assigned to the Business in the combined financial statements, except for the Capital One Line of Credit and certain M&T Bank financing attributable to the Business as further described in Note 11. ARKO Parent’s net investment represents ARKO Parent’s interest in the recorded net assets of the Business.

All significant transactions between the Business and ARKO Parent are reflected within ARKO Parent’s net investment within these combined financial statements, and all significant intercompany balances and transactions within the Business have been eliminated in the combined financial statements.

Accounting Periods

The Company’s fiscal periods end on the last day of the month, and its fiscal year ends on December 31. This results in the Company experiencing fluctuations in current assets and current liabilities due to purchasing and payment patterns which change based upon the day of the week. As a result, working capital can change from period to period not only due to changing business operations, but also due to a change in the day of the week on which a period ends.

Use of Estimates

In the preparation of combined financial statements, management may make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include lease liabilities; impairment of goodwill, intangible, right-of-use and fixed assets; environmental assets and liabilities; deferred tax assets; and asset retirement obligations.

Cash and Cash Equivalents

The Company considers all unrestricted highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents, of which there were $10.6 million and $21.0 million as of December 31, 2025 and 2024, respectively. Cash and cash equivalents are maintained at several financial institutions, and, at times, balances may exceed federally insured limits.

Restricted Cash

The Company classifies as restricted cash any cash and cash equivalents that are currently restricted from use in order to comply with agreements with third-parties.

Trade Receivables

The majority of trade receivables are typically from dealers, fleet fueling customers and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week of the purchase and time of day of the purchase. Receivables from dealers and customer credit accounts are typically due within one to 30 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due. As of December 31, 2023, net trade receivables totaled $120.2 million.

At each balance sheet date, the Company recognizes a loss allowance for expected credit losses on trade receivables. The amount of expected credit losses is updated at each reporting date to reflect changes in credit risk since initial recognition of the respective financial instrument. The expected credit losses on trade receivables are estimated based on historical credit loss experience, adjusted for factors that are specific to the debtors, general economic conditions and an assessment of both the current as well as the forecasted direction of conditions at the reporting date, including time value of money where appropriate. The expected credit loss is estimated as the difference between all contractual cash flows that are due to the Company in accordance with the contract and all the cash flows that the Company expects to receive, discounted at the original effective interest rate, as long as the discount impact is material. The Company records an impairment gain or loss in profit or loss for all financial instruments with a corresponding adjustment to their carrying amount through a loss allowance account.

The Company writes off receivable amounts when there is information indicating that the debtor is in severe financial difficulty and there is no realistic prospect of recovery. Financial assets written off may still be subject to enforcement activities under the Company’s recovery procedures, taking into account legal advice, as appropriate. Any recoveries made are recognized in profit or loss. The Company did not experience significant write-offs for the years ended December 31, 2025, 2024 and 2023.

Inventory

Inventory is stated at the lower of cost or net realizable value. Fuel inventory cost is determined using the average cost on a first-in, first-out (FIFO) basis. Inventory cost is net of vendor rebates or discounts in the event that they can be attributed to inventory. The net realizable value is an estimate of the sales price in the ordinary course of business less an estimate of the costs required in order to execute the sale.

Property and Equipment

Property and equipment are carried at cost or, if acquired through a business combination, at the fair value of the assets as of the acquisition date, less accumulated depreciation and accumulated impairment losses. Expenditures for maintenance and repairs are charged directly to expense when incurred and major improvements are capitalized. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets as follows:

Range in Years
Buildings and leasehold improvements	15 to 40
Signs	5 to 15
Other equipment (primarily office equipment)	5 to 7
Computers, software and licenses	3 to 5
Motor vehicles	7
Fuel equipment	5 to 30

Amortization of leasehold improvements is recorded using the straight-line method based upon the shorter of the remaining terms of the leases including renewal periods that are reasonably assured or the estimated useful lives.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment, right-of-use assets and amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a review indicates that the assets will not be recoverable, based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized to the extent carrying value of the assets exceeds their estimated fair value and the asset’s carrying value is reduced to fair value. Impairment losses related to property and equipment and right-of-use assets of $6.1 million, $1.5 million and $2.2 million were recorded in relation to closed and non-performing sites as an expense within other expenses, net in the combined statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively. No material impairment was recognized for long-lived intangible assets during the years ended December 31, 2025, 2024 and 2023.

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, and allocates the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. In subsequent periods, the goodwill is measured at cost less accumulated impairment losses.

If, after reassessment, the net of the acquisition-date amounts of the identifiable assets acquired and liabilities assumed exceeds the sum of the consideration transferred, the excess is recognized immediately within other expenses, net in the combined statements of operations as a gain on bargain purchase.

When the consideration transferred in a business combination includes assets or liabilities resulting from a contingent consideration arrangement, the contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination.

In common-control transactions, any difference between the fair value of purchase consideration and the total net assets recognized by the Company is treated as a capital transaction with Parent and reflected in the combined financial statements as a transfer to Parent.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. For the purpose of impairment testing, goodwill is allocated to each reporting unit (or groups of reporting units) expected to benefit from the synergies of the business combination. Intangible assets acquired in a business combination are recorded at fair value as of the date acquired. Amortization of finite lived intangible assets is provided using the straight-line method of amortization over the estimated useful lives of the intangible assets, with a weighted average remaining amortization period as of December 31, 2025, as follows:

	Range in Years	Weighted Average Remaining Amortization Period
Goodwill	Indefinite life	Indefinite life
Wholesale fuel supply contracts	3 to 14	7
Non-contractual customer relationships	20	17

Goodwill is reviewed annually on October 1 for impairment, or more frequently if indicators of impairment exist, such as disruptions in the business, unexpected significant declines in operating results or a sustained market capitalization decline. In the goodwill impairment test, the reporting unit’s carrying amount (including goodwill) and its fair value are compared. If the estimated fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the deficit up to the amount of goodwill recorded.

The Company completed the annual impairment analyses for goodwill for the years ended December 31, 2025, 2024 and 2023, and no impairment was recognized.

Non-controlling Interest

These combined financial statements reflect the application of ASC 810, Consolidation, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than ARKO Parent to be clearly identified and presented in the combined balance sheets within net investment, but separate from ARKO Parent’s net investment, (ii) the amount of net income attributable to ARKO Parent and the non-controlling interest to be clearly identified and presented on the face of the combined statements of operations, and (iii) changes in ARKO Parent’s ownership interest while ARKO Parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

A non-controlling interest was previously recorded for the interests owned in the Company’s subsidiary, GPMP, by the seller in ARKO Parent’s 2019 acquisition of convenience stores from a third-party and was classified in the combined statements of changes in net investment as ‘Non-controlling interests.’ As of December 31, 2025 and 2024, ARKO Parent, directly and through certain of its wholly owned subsidiaries, held 100% of the limited partnership interests in GPMP, therefore, the Company no longer reports a non-controlling interest.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

Significant estimates of fair value include, among other items, tangible and intangible assets acquired and liabilities assumed through business combinations, certain leases, contingent consideration in business combinations, and financial derivative instruments. The Company also uses fair value measurements to routinely assess impairment of long-lived assets, intangible assets and goodwill.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the customers. This requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a single point in time or over time, based on when control of goods and services transfers to a customer. Control is transferred to the customer over time if the customer simultaneously receives and consumes the benefits provided by the Company’s performance. If a performance obligation is not satisfied over time, the Company satisfies the performance obligation at a single point in time.

Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services.

When the Company satisfies a performance obligation by transferring control of goods or services to the customer, revenue is recognized against contract assets in the amount of consideration to which the Company is entitled. When the consideration amount received from the customer exceeds the amounts recognized as revenue, the Company recognizes a contract liability for the excess.

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs were approximately $8.2 million, $6.7 million and $4.4 million as of December 31, 2025, 2024 and 2023, respectively, were recorded as a part of other current assets and other non-current assets on the combined balance sheets, and were amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $1.8 million, $1.8 million and $1.4 million, respectively, and were included in fuel costs in the combined statements of operations. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company recognizes a contract asset when making upfront incentive payments to dealers. Certain of the upfront considerations represent a prepaid incentive, as these payments are not made for distinct services provided by the dealer. Others represent payments for equipment installed at a dealer location. The prepaid incentives were approximately $51.8 million, $43.8 million and $37.9 million as of December 31, 2025, 2024 and 2023, respectively, were recorded as a part of other current assets and other non-current assets on the combined balance sheets, and were amortized as a reduction of revenue over the term of the specific agreement. Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $6.4 million, $5.1 million and $4.0 million, respectively.

The Company evaluates if it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or a net basis. In performing this analysis, the Company considers first whether it controls the goods before they are transferred to the customers and if it has the ability to direct the use of the goods or obtain benefits from them. The Company also considers the following indicators: (1) the primary obligor, (2) the latitude in establishing prices and selecting suppliers, and (3) the inventory risk borne by the Company before and after the goods have been transferred to the customer. When the Company acts as principal, revenue is recorded on a gross basis. When the Company acts as agent, revenue is recorded on a net basis.

Certain fuel and sales taxes are invoiced by fuel suppliers or collected from customers and remitted to governmental agencies either directly, or through suppliers, by the Company. Whether these taxes are presented on a gross or net basis is dependent on whether the Company is acting as a principal or agent in the sales transaction. Fuel excise taxes are presented on a gross basis for fuel sales because the Company is acting as the primary obligor, has pricing latitude, and is also exposed to inventory and credit risks.

Revenue recognition patterns are described below by reportable segment:

Wholesale Segment

•
Fuel supply arrangements—In arrangements of this type, the dealer, sub-wholesalers, and bulk and spot purchasers purchase fuel from the Company. The Company recognizes revenue upon delivery of the fuel to the dealer which is the date of transfer of ownership of the fuel to the dealer. The sales price to the dealer is determined according to the terms of the relevant agreement, which typically reflects the Company’s total fuel costs plus the cost of transportation, taxes and a fixed margin, with the Company generally retaining any prompt pay discounts and rebates from its fuel suppliers.
•
Consignment arrangements—In arrangements of this type, the Company owns the fuel until the date of sale to the ultimate customer by the dealer, and the gross profit generated from the sale of the fuel is allocated between the Company and the dealer based on the terms of the relevant agreement with the dealer. In certain cases, gross profit is split based on a percentage and in others, the Company pays a fixed fee per gallon to the dealer. The Company recognizes revenues on the date of the sale to the ultimate customer (namely, upon dispensing of the fuel by the consumer which is the date of transfer of control, risks and rewards to the ultimate customer).

Fleet Fueling Segment

•
Fuel revenue from cardlock locations—Revenues from the sale of fuel, less applicable discounts, are recognized upon delivery of the fuel to the ultimate customer, which is the point at which control and title are transferred, the customer has accepted the product and the customer has significant risks and rewards of owning the product. The Company typically has a right to payment once control of the product is transferred to the ultimate customer. At third-party cardlock locations, the Company remains the owner of the fuel until the date of sale to the ultimate customer. Transaction prices for these products are typically at market rates for the products at the time of delivery to the ultimate customer. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.

•
Commissions on proprietary fuel cards—The Company receives a commission from the sale of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites. The commission is recognized at the time of the sale to the customer.

GPMP Segment

•
Fuel revenues from related parties—Revenues from the sale of fuel to substantially all of ARKO Retail Sites are recorded upon delivery of the fuel at the Company’s cost of fuel (including taxes and transportation) plus a fixed margin. The sales price to ARKO Parent includes the cost of transportation, with ARKO Parent receiving any prompt pay discounts and rebates.
•
Other revenues from related parties—The Company charges a fixed fee to certain of ARKO Retail Sites which are not supplied by the Company.

Refer to Note 21 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

Fuel Costs

The Company records discounts and rebates received from suppliers as a reduction of inventory cost if the discount or rebate is based upon purchases. Discounts and rebates conditional upon the volume of the purchases or on meeting certain other goals are included in the combined financial statements on a basis relative to the progress toward the goals required to obtain a discount or rebate, as long as receiving the discounts or rebates is reasonably assured and its amount can be reasonably estimated. The estimate of meeting the goals is based, among other things, on contract terms and historical purchases/sales as compared to required purchases/sales.

The Company includes in fuel costs all costs incurred to acquire fuel, including the costs of purchasing and transporting inventory prior to delivery to customers. The Company primarily utilizes third-party carriers to transport fuel inventory to each location. Fuel costs do not include any depreciation of property and equipment as there are no significant amounts that could be attributed to fuel costs. Accordingly, depreciation is separately classified in the combined statements of operations.

Certain upfront amounts paid to the Company by fuel suppliers for renovation and upgrade costs associated with the rebranding of gas stations are presented as a liability and are recorded to operations as a reduction of fuel costs on a straight-line basis relative to the period of the agreement. In the event that the Company does not comply with the conditions of the agreement with the supplier, the Company may be required to repay the unamortized balance of the amount received or grant to the supplier based on the amortization schedule as defined in each applicable agreement. These amounts are classified in other non-current liabilities, except for the current maturity which is classified in other current liabilities.

Total purchases from suppliers who accounted for 10% or more of total purchases for the periods presented were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Fuel products – Supplier A	$658,815	$786,868	$864,021
Fuel products – Supplier B	771,508	782,141	800,932
Fuel products – Supplier C	598,361	636,690	708,764
Fuel products – Supplier D	*	*	565,639

* Purchases did not exceed 10% in the period

Environmental Costs

Environmental expenditures related to existing conditions, resulting from past or current operations and from which no current or future benefit is discernible, are expensed. A liability for environmental matters is established when it is probable that an environmental obligation exists and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range is used. Related expenditures are charged against the liability. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized.

Income Taxes

Income taxes were prepared under the separate return method, consistent with the provisions of ASC 740, Income Taxes, and demonstrate the tax impact on the Company had it not been eligible to be included in a consolidated income tax return with ARKO Parent. The combined financial statement reflected the income tax expense and deferred tax assets or liabilities attributable to the Company.

Current and deferred taxes are recognized in profit or loss, except when they arise from the initial accounting for a business acquisition, in which case the tax effect is included in the accounting for the business acquisition. The current tax is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is provided using the asset and liability method on temporary differences arising between the tax bases of assets and liabilities and their carrying amounts. Deferred tax assets are recognized for future tax benefits and credit carryforwards to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilized. The carrying amount of deferred tax assets is reviewed at each balance sheet date. Deferred tax liabilities are not recognized if the temporary difference arises from the initial recognition of goodwill. Deferred tax liabilities and assets are measured at the tax rates that are expected to apply in the period in which the liability is settled or the asset realized, based on the tax rates (and tax laws) that have been enacted by the end of the reporting periods. After determining the total amount of deferred tax assets, a determination is made as to whether it is more likely than not that some portion of the deferred tax assets will not be realized. If it is determined that a deferred tax asset is not likely to be realized, a valuation allowance is established. Deferred tax assets and deferred tax liabilities are offset if the Company had a legally enforceable right to offset current tax assets against current tax liabilities and the deferred tax relates to the same taxable entity and the same tax authority.

Uncertain tax positions meeting the more likely than not recognition threshold are measured and recognized in the combined financial statements at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement.

Cash paid for taxes due during each reporting period was paid by ARKO Parent and settled through equity in alignment with ASC 740.

The Company classifies interest and penalties related to income tax matters as a component of income tax expense in the combined statements of operations.

Derivative Instruments and Hedging Activities

The Company accounts for financial derivative instruments at fair value and applies hedge accounting rules when applicable. The Company utilizes derivative instruments related to ultra-low sulfur diesel to offset changes in the fair value of its firm commitments to purchase diesel fuel that is ultimately delivered to certain of its fleet fueling sites and certain of its dealer locations.

These instruments are accounted for as fair value hedges of a firm commitment upon proper qualification. The Company assesses at inception and on an ongoing basis whether a derivative instrument accounted for as a hedge is highly effective in offsetting changes in the fair value of the hedged item (that is, the unrecognized firm commitment). The gain or loss on the hedging instrument is recognized currently in earnings within fuel costs in the combined statement of operations, for the period in which the changes in fair value occur. The gain or loss (that is, the change in fair value) on the hedged item attributable to the hedged risk designated as being hedged adjusts the carrying amount of the related hedged item and is simultaneously recognized in earnings within fuel costs in the combined statements of operations, as an adjustment to the carrying amount of that hedged item (that is, the Company recognizes as assets or liabilities the changes in the fair value of the firm commitment that are attributable to the risk being hedged and that arise while the hedge of the firm commitment exists). When the underlying assets are purchased in accordance with the terms of the hedged firm commitment, the initial cost basis in the acquired assets is adjusted by the amount of the firm commitment that was recognized as an asset or liability under the fair value hedging model. See Note 19 and Note 20 for further information about the Company’s derivatives.

Earnings Per Share

Basic earnings per share are calculated in accordance with ASC 260, Earnings Per Share, by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the year. Diluted earnings per share are calculated, if applicable, by adjusting net income attributable to the Company and the weighted average number of common shares, taking into effect all potential dilutive common shares.

The Company’s share count has been recast in all comparative periods to reflect the number of shares of Class B common stock, $0.0001 par value per share, issued in conjunction with the IPO to ARKO Parent in exchange for the 1,000 shares of common stock initially issued to ARKO Parent in connection with the Company’s initial incorporation, which shares of common stock were cancelled as part of the exchange. As such, the share counts, corresponding common stock amounts and earnings per share have been retroactively adjusted.

Share-Based Compensation

ASC 718, Compensation – Stock Compensation, requires the cost of all share-based payments to employees to be recognized in the statements of operations and establishes fair value as the measurement objective in accounting for share-based payment arrangements of ARKO Parent. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards on the date of grant.

Restricted share units are valued based on the fair market value of the underlying stock on the date of grant. The Company records compensation expense for these awards based on the grant date fair value of the award, recognized ratably over the vesting period of the award. Additionally, certain awards include performance conditions. For awards with performance conditions, share-based compensation expense is estimated based on the probable outcome of shares to be awarded adjusted as necessary at each reporting period. The Company’s share-based compensation expense is adjusted for forfeitures when they are incurred.

Employee Benefits

ARKO Parent has a 401(k) retirement plan for the Company’s employees who may contribute up to 75% of eligible wages as defined in the plan, subject to limitations defined in the plan and applicable law. ARKO Parent matches a percentage of employee contributions according to the plan. ARKO Parent has a deferred compensation plan for certain employees who may contribute up to 90% of eligible wages as defined in the plan, subject to limitations defined in the plan and applicable law. ARKO Parent matches a percentage of employee contributions according to the plan. The expense for ARKO Parent’s matching contributions on behalf of the Company’s employees for both of these plans was approximately $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Leases

The Company recorded on the combined balance sheets the right-of-use assets and lease liabilities if the Company or any of its subsidiaries are an obligor of a lease agreement or expected to assume the lease obligation related to a lease arrangement entered into by ARKO Parent. Similarly, the Company has accounted for the subleases as if the Company or any of its subsidiaries are a sublessor of a sublease agreement if it is expected to assume and benefit from the sublease arrangement entered into by ARKO Parent.

The Company as Lessee

The Company assesses whether a contract is, or contains, a lease at inception of the contract. A contract contains a lease on the basis of whether the Company has the right to control the use of an identified asset for a period of time in exchange for consideration. While assessing whether a contract conveys the right to control the use of an identified asset, the Company assesses whether, throughout the period of use, it has both of the following:

•
the right to obtain substantially all of the economic benefits from use of the identified assets; and
•
the right to direct the use of the identified asset.

The lease term is the non-cancellable period of a lease together with periods covered by an option to extend the lease if the Company is reasonably certain it will exercise that option.

In assessing the lease term, the Company takes into account extension options that, at initial recognition, it is reasonably certain it will exercise. The likelihood of the exercise of the extension options is examined considering, among other things, the lease payments during the extension periods in relation to the market prices, significant improvements in the leased properties that are expected to have a significant economic benefit during the extension period, actual profitability characteristics and expected profitability of the property, the remaining non-cancellable period, the number of years under the extension periods, location of the leased property and the availability of suitable alternatives.

Because the interest rate implicit in the lease cannot be readily determined, the Company generally utilizes the incremental borrowing rates of the Company. These rates are defined as the interest rates that the Company would have to pay, on the commencement date of the lease, to borrow, over a similar term and with a similar security, the funds necessary to obtain an asset of a similar value to the right-of-use asset in the lease agreement and in a similar economic environment.

Lease payments included in the measurement of the lease liability consist of:

•
fixed lease payments (including in-substance fixed payments), including those in extension option periods which are reasonably certain to be exercised;
•
variable lease payments that depend on an index, initially measured using the index at the commencement date; and

•
the exercise price of purchase options, if the Company is reasonably certain it would exercise the options.

Variable rents that do not depend on an index or rate and which are not in-substance fixed lease payments (for example, payments that are determined as a percentage of sales) are not included in the measurement of the lease liability and the right-of-use asset. The related payments are recognized as an expense in the period in which the event or condition that triggers those payments occurs and are included in site operating expenses in the combined statements of operations.

For variable lease payments that depend on an index or a rate (such as the consumer price index or a market interest rate), on the commencement date, the lease payments were initially measured using the index or rate at the commencement date. The Company does not remeasure the lease liability for changes in future lease payments arising from changes in an index or rate unless the lease liability is remeasured for another reason. Therefore, after initial recognition, such variable lease payments are recognized in statements of operations as they are incurred.

The Company determines if the lease is an operating lease or a financing lease and recognizes right-of-use assets and lease liabilities for all leases, except for short-term leases (lease term of one year or less) and leases of low value assets. For these leases, the Company recognizes lease expense on a straight-line basis over the lease term.

At the commencement date, the lease liability is measured at the present value of future lease payments that are not paid at that date (not including payments made at the commencement date of the lease), discounted generally using the relevant incremental borrowing rate, and presented as a separate line item in the combined balance sheets. The operating lease liability is subsequently remeasured each period at the present value of future lease payments that are not paid at that date. The financing lease liability is subsequently measured by increasing the carrying amount to reflect interest on the lease liability (using the effective interest method) and by reducing the carrying amount to reflect the lease payments made.

Some of the lease agreements include an increase in the consumer price index coupled with a multiplier and a percentage increase cap effectively assures the cap will be reached each year. The Company determined, based on past experience and consumer price index increase expectations, that these types of variable payments are in-substance fixed payments and such payments are included in the measurement of the lease liabilities as of the date of the initial lease liability measurement.

The Company remeasures the lease liability (and makes corresponding adjustments to the related right-of-use asset) whenever the following occurs:

•
the lease term has changed as a result of, among other factors, a change in the assessment of exercising an extension option or a purchase option that results from the occurrence of a significant event or a significant change in circumstances that is within the Company’s control, in which case the lease liability is remeasured by discounting the revised lease payments using a revised discount rate; or
•
a lease contract is modified and the lease modification is not accounted for as a separate lease, in which case the lease liability is remeasured by discounting the revised lease payments using a revised discount rate. For lease modifications that decrease the scope of the lease, the lessee recognizes in profit or loss any gain or loss relating to the partial or full termination of the lease.

The right-of-use asset is measured at cost and presented as a separate line item in the combined balance sheets. The cost of the right-of-use asset comprises the initial measurement of the corresponding lease liability, lease payments made at or before the commencement date, and any initial direct costs. In business combinations, the amount is adjusted to reflect favorable or unfavorable terms of the lease relative to market terms. Subsequently, the right-of-use asset under operating leases is measured at the carrying amount of the lease liability, adjusted for prepaid or accrued lease payments, unamortized lease incentives received and accumulated impairment losses. The right-of-use asset under financing leases is measured at cost less accumulated depreciation and accumulated impairment losses.

Whenever the Company incurs an obligation for costs (either on the commencement date or consequently) to dismantle and remove a leased asset, restore the site on which it is located, or restore the underlying asset to the condition required by the terms and conditions of the lease, a provision is recognized. The costs are included in the related right-of-use asset.

Right-of-use assets under financing leases are depreciated based on the straight-line method over the shorter period of the lease term and the useful life of the underlying asset, with weighted average depreciation periods as follows:

Years
Leasehold improvements, buildings and real estate assets	30
Equipment	5

If the lease transfers ownership of the underlying asset to the Company by the end of the lease term or if the cost of the right-of-use asset reflects that the Company will exercise a purchase option, the Company will depreciate the right-of-use asset from the commencement date to the end of the useful life of the underlying asset.

The Company adjusts the right-of-use asset and as a result, the depreciation period in the following periods, if it remeasures the respective lease liability.

The Company as Lessor

Leases for which the Company is a lessor are classified as sales-type, direct financing or operating leases. When the Company is an intermediate lessor, it accounts for the head lease and the sublease as separate contracts. The sublease is classified as a sales-type, direct financing or operating lease by reference to the head lease’s underlying asset.

Whenever the terms of the lease transfer substantially all the risks and rewards incidental to ownership to the lessee, the contract is classified as a sales-type, or direct financing. All other leases are classified as operating leases.

Rental income from operating leases is recognized on a straight-line basis over the term of the relevant lease. For a sublease that is classified as an operating lease, the right-of-use asset related to the head lease or the fixed asset is not derecognized, and the Company continues to depreciate the leased asset over its useful life. Initial direct costs incurred in negotiating and arranging an operating lease are added to the carrying amount of the leased asset and depreciated on a straight-line basis over the lease term. Rental income on leased and subleased property to dealers and other third-parties is recognized on a straight-line basis based upon the term of the tenant’s lease or sublease.

With respect to a lease for which the Company is a lessor and classified as sales-type, or direct financing lease, the Company derecognizes the right-of-use asset related to the head lease or the underlying asset and recognizes a net investment in the lease. For a sales-type lease, the lessor recognizes any selling profit or loss and initial direct costs (if applicable) at the commencement date. For a direct financing lease, the lessor recognize any selling loss immediately and defers the initial direct costs and selling profit within the net investment in the lease. Income from the lease is recognized based on the interest income from the net investment over the lease term.

New Accounting Pronouncements

Income Taxes – In December 2023, the Financial Accounting Standards Board (“FASB”) issued a new standard to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company has adopted this standard for its combined financial statements.

New Accounting Pronouncements Not Yet Adopted

Expense Disaggregation Disclosures – In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its disclosures.

Derivatives and Hedging – In December 2024, the FASB issued ASU 2024-05, Derivatives and Hedging (Topic 815): Improvements to Hedge Accounting and Disclosure Requirements, which enhances transparency around an entity’s hedging activities. The standard expands existing disclosure requirements related to an entity’s risk management objectives and strategies for undertaking hedging activities, the effects of hedging instruments on the financial statements, and the presentation of gains and losses associated with derivatives and hedged items. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The amendments are required to be applied on a prospective basis, with certain disclosures permitted to be applied retrospectively. The Company is currently evaluating the impact that the adoption of this standard will have on its disclosures.

Credit Losses – In May 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides optional practical expedients to simplify the estimation of current expected credit losses (“CECL”) on certain financial assets. The amendments modify the CECL model by introducing streamlined approaches for determining expected credit losses on current accounts receivable and contract assets, along with related enhancements to required disclosures about credit risk and the measurement of expected credit losses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The practical expedients and disclosure enhancements are required to be applied prospectively. The Company is currently evaluating the impact that the adoption of this standard will have on its combined financial statements and related disclosures.

3. Acquisitions

SpeedyQ Acquisition

On April 9, 2024,ARKO Parent acquired certain assets from a third-party, including 21 SpeedyQ Markets gas stations and nine additional landbank sites located in Michigan (the “SpeedyQ Acquisition”). At the closing, the Company paid $6.0 million, financed with the Capital One Line of Credit (as defined in Note 11 below), for the right to supply fuel to the sites, which sites were added to the existing distribution agreement with ARKO Parent with a 10 year term for the newly added sites. As the SpeedyQ Acquisition was a common-control transaction with ARKO Parent and the Company did not recognize any identifiable net assets in the acquisition, for accounting purposes, the $6.0 million consideration paid by the Company was treated as a capital transaction with ARKO Parent and reflected in the combined financial statements as a transfer to ARKO Parent.

Transit Energy Group, LLC

On March 1, 2023, ARKO Parent completed the acquisition of certain assets from Transit Energy Group, LLC and certain of its affiliated entities (collectively, “TEG”) pursuant to a purchase agreement entered on September 9, 2022, as amended (the “TEG Purchase Agreement”), including (i) 135 gas stations, (ii) fuel supply rights to 181 dealer locations, (iii) a commercial, government, and industrial business, including certain bulk plants, and (iv) certain distribution and transportation assets, all in the southeastern U.S. (the “TEG Acquisition”). At the closing, the Company also purchased the right to supply fuel to the retail sites, which sites were added to the existing distribution agreement with ARKO Parent with a 10 year term for the newly added sites. The purchase price for the TEG Acquisition was, as of closing, approximately $370 million, plus the value of inventory at the closing, of which $50 million was to be deferred and payable in two annual payments of $25 million (the “Installment Payments”), which ARKO Parent was entitled to elect to pay in either cash or, subject to the satisfaction of certain conditions, shares of ARKO Parent common stock, on the first and second anniversaries of the closing. The Company agreed to pay a portion of the Installment Payments. As a result, at the closing, the Company recorded a liability of approximately $40 million related to the Installment Payments. In total, the Company paid approximately $147 million for the TEG Acquisition, of which $55.0 million was financed with the Capital One Line of Credit.

Blue Owl under ARKO Parent’s Program Agreement (each as defined in Note 7) paid the balance of the non-deferred purchase price for fee simple ownership in 104 sites. At the closing, pursuant to the Program Agreement, ARKO Parent entered into a master lease with Blue Owl for the sites Blue Owl acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Blue Owl was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

The TEG Acquisition was considered a common-control transaction with ARKO Parent, therefore, for accounting purposes, $47.9 million out of the consideration paid by the Company was treated as a capital transaction with ARKO Parent and reflected in the combined financial statements as a transfer to ARKO Parent.

Pursuant to the TEG Purchase Agreement, on March 1, 2024, ARKO Parent issued shares of ARKO Parent common stock to TEG in respect of the first Installment Payment (the “First Installment Shares”).

On March 26, 2024, ARKO Parent and TEG entered into a second amendment to the TEG Purchase Agreement (the “TEG Purchase Agreement Amendment”), pursuant to which, in full satisfaction of all Installment Payments, (i) ARKO Parent repurchased the First Installment Shares from TEG for an aggregate purchase price of approximately $19.3 million in cash, and (ii) the Company paid to TEG an additional amount in cash equal to approximately $17.2 million in satisfaction of the Company’s portion of the second Installment Payment, which would have otherwise been due on March 1, 2025. The aggregate amount of $36.5 million was financed with the Capital One Line of Credit. The TEG Purchase Agreement Amendment additionally terminated TEG’s indemnity obligations under the TEG Purchase Agreement and extended the transition services agreement entered into between ARKO Parent and TEG. As a result of this transaction, the Company recorded a net gain of approximately $3.4 million, which was recorded as a component of interest and other financial income in the combined statement of operations for the year ended December 31, 2024.

The Business includes the assets and rights acquired in the TEG Acquisition, other than the acquired gas stations, which comprise a portion of ARKO Parent’s operations (the “TEG Business”). The amounts allocated in the combined financial statements were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash (investment from ARKO Parent)	$21,913
Liability resulting from deferred purchase price	39,872
Capital One Line of Credit	55,000
Consideration provided by Blue Owl	30,624
147,409
Transfer to ARKO Parent	(47,866)
Total consideration	$99,543
Assets acquired and liabilities:
Inventory	$3,168
Other assets	118
Property and equipment, net	51,186
Intangible assets	16,400
Right-of-use assets under operating leases	7,082
Environmental receivables	1,289
Deferred tax asset	15,490
Total assets	94,733
Other liabilities	(492)
Environmental liabilities	(1,394)
Asset retirement obligations	(3,659)
Operating leases	(5,449)
Total liabilities	(10,994)
Total identifiable net assets	83,739
Goodwill	$15,804

Transfer to ARKO Parent, net	$(25,953)
Capital One Line of Credit	55,000
Consideration provided by Blue Owl	30,624
Net cash outflow	$59,671

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the TEG Acquisition closing date, including, among other things, a valuation performed by external consultants. Specifically, the valuation of the wholesale fuel supply contracts was performed by an external consultant using the income approach with a weighted average discount rate of 10.5%. The useful life of the wholesale fuel supply contracts on the date of acquisition was estimated at 10 years.

As a result of the accounting treatment of the TEG Acquisition, the Company recorded goodwill of approximately $15.8 million attributable to the opportunity to add significant volume to the Business, all of which was allocated to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs of approximately $1.1 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the combined statements of operations for the year ended December 31, 2023. No acquisition-related costs were recognized for the years ended December 31, 2025 or 2024.

Results of operations for the TEG Business for the period subsequent to the acquisition closing date have been included in the combined statement of operations for the year ended December 31, 2023. For the period from the TEG Acquisition closing date through December 31, 2023, the Company recognized $659.4 million in revenues and $1.2 million of net loss related to the TEG Business.

WTG Fuels Holdings, LLC

On June 6, 2023, ARKO Parent completed the acquisition of certain assets from WTG Fuels Holdings, LLC and certain other sellers party thereto (collectively, “WTG”) pursuant to an asset purchase agreement entered into by ARKO Parent on December 6, 2022, including (i) 24 Uncle’s gas stations located across Western Texas, and (ii) 68 proprietary GASCARD-branded cardlock sites and 43 private cardlock sites for fleet fueling operations located in Western Texas and Southeastern New Mexico (the “WTG Acquisition”). At the closing, the Company purchased the right to supply fuel to the retail sites, which sites were added to the existing distribution agreement with ARKO Parent with a 10 year term for the newly added sites.

The purchase price for the WTG Acquisition was approximately $140.0 million, plus the value of inventory at the closing. The Company paid approximately $84 million of the purchase price in cash, including the value of inventory and other closing adjustments, of which $19.2 million was financed with the Capital One Line of Credit. Blue Owl, under the Program Agreement, paid the balance of the purchase price for fee simple ownership in 33 properties. At the closing, pursuant to the Program Agreement, ARKO Parent entered into master leases with Blue Owl for the sites Blue Owl acquired in the transaction under customary lease terms. For accounting purposes, the transaction with Blue Owl was treated as a sale-leaseback. Because the sale-leaseback was off-market, a financial liability was recorded, resulting in interest expense recognized over the lease term. Additionally, right-of-use assets and operating lease liabilities were recorded in connection with the operating lease, after reducing for accounting purposes from the contractual lease payments the amount attributable to the repayment of the additional financing.

The WTG Acquisition was considered a common-control transaction with ARKO Parent, therefore, for accounting purposes, $7.8 million out of the consideration paid by the Company was treated as a capital transaction with ARKO Parent and reflected in the combined financial statements as a transfer to ARKO Parent.

The Business includes the assets and rights acquired in the WTG Acquisition, other than the acquired gas stations, which comprise a portion of ARKO Parent’s operations (the “WTG Business”). The amounts allocated in the combined financial statements were as follows:

Amount
(in thousands)
Fair value of consideration transferred:
Cash (investment from ARKO Parent)	$13,421
Capital One Line of Credit	19,200
Consideration provided by Blue Owl	51,188
83,809
Transfer to ARKO Parent	(7,755)
Total consideration	$76,054
Assets acquired and liabilities:
Inventory	$3,298
Property and equipment, net	52,940
Intangible assets	13,470
Right-of-use assets under operating leases	1,054
Environmental receivables	3
Deferred tax asset	2,928
Total assets	73,693
Environmental liabilities	(101)
Asset retirement obligations	(5,456)
Operating leases	(1,271)
Total liabilities	(6,828)
Total identifiable net assets	66,865
Goodwill	$9,189

Consideration paid in cash (investment from ARKO Parent, net)	$5,666
Capital One Line of Credit	19,200
Consideration provided by Blue Owl	51,188
Net cash outflow	$76,054

The Company included identifiable tangible and intangible assets and identifiable liabilities at their respective fair values based on the information available to the Company’s management on the WTG Acquisition closing date, including, among other things, a valuation performed by external consultants. The useful life of the customer relationships related to the proprietary cardlock sites and the proprietary fuel cards that give customers access to a nationwide network of fueling sites was estimated at 20 years. The useful life of the wholesale fuel supply contracts to third party dealers was estimated at three years.

As a result of the accounting treatment of the WTG Business, the Company recorded goodwill of approximately $9.2 million attributable to the opportunity to add significant volume to the Business, all of which was allocated to the GPMP segment. None of the goodwill recognized is tax deductible for U.S. income tax purposes.

Acquisition-related costs of approximately $1.1 million have been excluded from the consideration transferred and have been recognized as an expense within other expenses, net in the combined statements of operations for the year ended December 31, 2023. No acquisition-related costs were recognized for the years ended December 31, 2025 or 2024.

Results of operations for the WTG Business for the period subsequent to the acquisition closing date have been included in the combined statement of operations for the year ended December 31, 2023. For the period from the WTG Acquisition closing date through December 31, 2023, the Company recognized $89.7 million in revenues and $0.9 of net income related to the WTG Acquisition.

Impact of Business Combinations (unaudited)

The unaudited supplemental pro forma financial information presented below was prepared based on the historical information of the Company and the acquired operations and gives pro forma effect to the TEG Acquisition and WTG Acquisition described above using the assumption that such acquisitions had occurred on January 1, 2023. The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that resulted, or may have resulted, from the acquisitions, or any integration costs. The unaudited pro forma financial information is not necessarily indicative of what the actual results of operations would have been had these business combinations occurred on January 1, 2023 nor is it indicative of future results.

For the Year Ended December 31, 2023
(unaudited)
(in thousands)
Total revenue	$7,263,328
Net income	41,906

4. Trade Receivables, Net

Trade receivables consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Credit card receivables	$21,465	$22,786
Fleet fueling customer credit accounts receivable, net	35,394	38,404
Dealers credit accounts receivable, net	23,973	26,995
Total trade receivables, net	$80,832	$88,185

An allowance for credit losses is provided based on management’s evaluation of outstanding accounts receivable. The Company had reserved $1.3 million and $1.7 million for uncollectible fleet fueling customers and dealers credit accounts receivable as of December 31, 2025 and 2024, respectively.

5. Other Current Assets

Other current assets consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Vendor receivables	$11,737	$10,402
Contract assets related to incentive payments to dealers	7,542	6,250
Sales commissions and other prepaid expenses	5,742	2,188

Environmental receivables	353	239
Income tax receivable	41	116
Other current assets	14,655	9,979
Total other current assets	$40,070	$29,174

Rebate receivables from fuel suppliers are typically collected within one to 12 months.

6. Other Non-Current Assets

Other non-current assets consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Contract assets related to incentive payments to dealers	$44,281	$37,583
Sales commissions and other prepaid expenses	6,311	5,763
Environmental receivables	1,477	1,172
Other non-current assets	5,884	1,021
Total other non-current assets	$57,953	$45,539

7. Property and Equipment, Net

Property and equipment consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Land	$58,712	$60,597
Buildings and leasehold improvements	115,021	58,143
Equipment	291,823	186,711
Accumulated depreciation	(202,813)	(107,415)
Total property and equipment, net	$262,743	$198,036

As of December 31, 2025 and 2024, the table above included $166.9 million and $117.7 million, respectively, of property and equipment leased to others.

Depreciation expense was $31.4 million, $24.4 million and $23.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Standby Real Estate Program

On May 3, 2021, ARKO Parent entered into a standby real estate purchase, designation and lease program agreement with Blue Owl Real Estate Fund VI OP LP (f/k/a Oak Street Real Estate Capital Fund VI OP, LP) and certain of its affiliates (collectively, “Blue Owl”), which had been amended on several occasions (as amended, the “Program Agreement”). Under the Program Agreement, from May 2, 2023 through September 30, 2025, Blue Owl had agreed to purchase up to $1.0 billion of convenience store and gas station real property, cardlock locations and, subject to Blue Owl’s consent, other types of real property that ARKO Parent or an affiliate thereof may acquire. In March 2025, the Program Agreement terminated in accordance with its terms.

Pursuant to the Program Agreement, upon any acquisition of a property by Blue Owl, ARKO Parent, or an affiliate thereof, entered into a triple-net lease agreement with Blue Owl or such affiliate pursuant to which ARKO Parent or such affiliate leases such property from Blue Owl based upon commercial terms contained in the Program Agreement. The purchase price for any property was similarly subject to commercial terms agreed upon by ARKO Parent and Blue Owl as provided in the Program Agreement.

8. Goodwill and Intangible Assets

Goodwill

The Company reports revenue and operating results for its operating segments: wholesale, fleet fueling and GPMP (see Note 21 for a description of these segments). All goodwill is allocated to the GPMP segment.

Intangible Assets, Net

Intangible assets consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Wholesale fuel supply agreements	$219,082	$219,082
Non-contractual customer relationships	38,520	38,520
Other intangibles	510	510
Accumulated amortization – Wholesale fuel supply agreements	(97,250)	(78,339)
Accumulated amortization – Non-contractual customer relationships	(6,026)	(4,100)
Accumulated amortization – Other intangibles	(510)	(510)
	$154,326	$175,163

Amortization expense related to definite lived intangible assets was $20.8 million, $21.1 million and $20.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated amortization expense for each of the next five years and thereafter is expected to be as follows:

Future Amortization Expense	Amount
(in thousands)
2026	$20,682
2027	19,737
2028	19,733
2029	19,733
2030	19,733
Thereafter	54,708
$154,326

9. Other Current Liabilities

The components of other current liabilities were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Accrued employee costs	$2,558	$1,493
Fuel and other taxes	19,509	17,774
Accrued expenses	16,653	16,461
Accrued insurance liabilities	2,256	1,630
Environmental liabilities	612	566
Deferred vendor income	8,064	7,125
Liabilities resulting from Additional Consideration and Contingent Consideration	—	5,601
Financial liabilities	1,487	914
Other accrued liabilities	2,447	2,386
Total other current liabilities	$53,586	$53,950

Additional Consideration and Contingent Consideration

Part of the consideration payable to the sellers in ARKO Parent’s acquisition of the business of Empire Petroleum Partners, LLC (“Empire”) in 2020 was as follows:

•
On each of the first five anniversaries of October 6, 2020, the Empire sellers were to be paid an amount of $4.0 million (total of $20.0 million) (the “Additional Consideration”). When the Empire sellers were entitled to amounts on account of the Contingent Consideration (as defined below), these amounts were initially applied to accelerate payments on account of the Additional Consideration. For each of the years ended December 31, 2025, 2024 and 2023, the Company paid the Empire sellers $1.9 million, $4.0 million and $4.0 million of Additional Consideration, respectively.
•
An amount of up to $45.0 million (the “Contingent Consideration”) had been required to have been paid to the Empire sellers according to mechanisms set forth in the Empire purchase agreement, subject to the occurrence of certain events during the five years following October 6, 2020. The measurement and payment of the Contingent Consideration was made once a year. For the year ended December 31, 2025, the Company paid the Empire sellers Contingent Consideration of $2.1 million. No Contingent Consideration was paid to the Empire sellers for the years ended December 31, 2024 and 2023.
•
The final payment to the Empire sellers was made on October 6, 2025.

Financial Liabilities

The current and non-current portions of financial liabilities were related to off-market sale-leaseback transactions with Blue Owl related to the acquisitions of TEG and WTG in 2023 (as further described in Note 3 above) and the 2022 acquisition of certain assets from Quarles Petroleum, Incorporated.

10. Other Non-current Liabilities

The components of other non-current liabilities were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Environmental liabilities	$2,478	$2,192
Deferred vendor income	36,203	29,198
Financial liabilities (see Note 9)	51,878	40,469
Dealer deposits	15,926	10,778
Other non-current liabilities	6,546	1,817
Total other non-current liabilities	$113,031	$84,454

11. Debt

The components of debt were as follows:

	As of December 31,
	2025	2024
	(in thousands)
M&T debt attributable to the Business	$14,624	$6,237
Capital One Line of Credit	377,406	375,951
Total debt, net	$392,030	$382,188
Less current portion	(6,783)	(1,277)
Total long-term debt, net	$385,247	$380,911

Financing Agreements as of December 31, 2025

Type of financing	Original principal amount of financing	Financing payment terms	Interest rate	Interest rate as of December 31, 2025	Amount financed as of December 31, 2025 (in thousands)	Balance as of December 31, 2025 (net of deferred financing costs) (in thousands)
GPM Empire, LLC and GPM RE LP
M&T Term Loans	$83.7 million	Original principal attributable to the Business of $15.1 million is paid in equal monthly installments based on a 15-year amortization schedule. See below for related ARKO Parent Intercompany Notes.	SOFR (as defined in the agreement) plus 2.25% Prior to May 13, 2025: SOFR (as defined in the agreement) plus 2.75% or 3.0%	6.21%	Attributable to the Business: $12,435	Attributable to the Business: $12,188
M&T Equipment Line of Credit	Up to $45 million	Original principal attributable to the Business of $4.8 million is being paid in equal monthly principal installments. See below for related ARKO Parent Intercompany Notes.	SOFR (as defined in the agreement) plus 2.25% Prior to May 13, 2025: SOFR (as defined in the agreement) plus 2.75% or 3.0%	6.20%	Attributable to the Business: $2,451	Attributable to the Business: $2,436
PNC Line of Credit	Up to $140 million, of which $84.0 million was attributable to the Business	Maturity date of December 22, 2027. See below for extended maturity date in connection with IPO.	For revolving advances that are Term SOFR Loans: SOFR Adjusted plus Term SOFR (as defined in the agreement) plus 1.25% to 1.75% For revolving advances that are domestic rate loans: Alternate Base Rate (as defined in the agreement) plus 0% to 0.5% Every quarter, the margin rates are updated based on the quarterly average undrawn availability of the line of credit. Unused fee - 0.375% or 0.25% if usage is 25% or more	5.04%	None	None
GPMP
Capital One Line of Credit	Up to $800 million	All outstanding amounts due on the maturity date of May 5, 2028.	For SOFR Loans: Adjusted Term SOFR (as defined in the agreement) plus 2.25% to 3.25% For alternate base rate loans: Alternate Base Rate (as defined in the agreement) plus 1.25% to 2.25% The margin is determined according to a formula that depends on GPMP's leverage. Unused fee ranges from 0.3% to 0.50%	7.02%	$380,800 No borrowings under the Alternate Base rate $418,700 unused	$377,406
Total						$392,030

M&T Bank Credit Agreement

ARKO Parent has a credit agreement with M&T Bank, of which, as of December 31, 2025, certain of the Company’s subsidiaries were co-borrowers. This credit agreement provides a line of credit for up to $45.0 million to purchase equipment on or before September 2026, which may be borrowed in tranches. Additionally, this credit agreement originally provided for an aggregate original principal amount of $49.5 million of real estate loans (the “M&T Term Loans”). On May 13, 2025, ARKO Parent entered into an amendment to its credit agreement with M&T Bank to increase the aggregate original principal amount of the M&T Term Loans thereunder by $34.2 million, from $49.5 million to $83.7 million. As of December 31, 2025, approximately $32.9 million remained available under ARKO Parent’s equipment line of credit.

Prior to the IPO, the M&T Term Loans were secured by the real property of 78 sites acquired with the proceeds of such loans and certain other properties, including real property of 21 of 22 sites that ARKO Parent acquired in the second quarter of 2025 for aggregate consideration of $22.4 million, of which 12 sites were attributable to the Business as of December 31, 2025. The equipment loans were secured by the equipment acquired with the proceeds of such loans.

In connection with the consummation of the IPO, on February 11, 2026, the M&T Credit Agreement was amended to remove the Company’s subsidiaries as borrowers or guarantors thereunder, and the Company’s assets that previously served as collateral under the M&T Credit Agreement were released from M&T’s security interest.

ARKO Parent Intercompany Notes

On February 13, 2026, the Company entered into subordinated, unsecured promissory notes (the “ARKO Parent Intercompany Notes”) with subsidiaries of ARKO Parent in an aggregate principal amount of $14.9 million which equaled the portion of the debt under the M&T Credit Agreement attributable to the Business. The material terms of the ARKO Parent Intercompany Notes mirror those contained in the M&T Credit Agreement; provided that the ARKO Parent Intercompany Notes have a 15-year term instead of the five-year term. The ARKO Parent Intercompany Notes are intended to reflect the economics of, and align the Company’s payment obligations with, the portion of the indebtedness outstanding under the M&T Credit Agreement that is attributable to the Business.

Financing Agreement with PNC Bank, National Association (“PNC”)

ARKO Parent and certain subsidiaries (including certain of the Company’s subsidiaries as co-borrowers) have financing arrangements with PNC that provide secured revolving credit facilities for purposes of financing working capital. The calculation of the availability under the credit agreements governing such facilities is determined monthly subject to terms and limitations as set forth in the applicable credit agreements, taking into account the balances of receivables, inventory and letters of credit, among other things. PNC has a first priority lien on receivables, inventory and rights in bank accounts (other than assets that cannot be pledged due to regulatory or contractual obligations). Prior to the IPO, ARKO Parent maintained a single secured revolving credit facility with PNC (the “ARKO Parent Line of Credit” and the credit agreement related thereto, the “ARKO Parent PNC Credit Agreement”), and as of December 31, 2025 and 2024, there were no borrowings thereunder.

In connection with the consummation of the IPO, the ARKO Parent Credit Agreement was amended and restated to, among other things, remove the Company’s subsidiaries as co-borrowers from the ARKO Parent PNC Credit Agreement. Concurrently, certain of our subsidiaries entered into a separate amended and restated credit agreement with PNC (the “PNC Credit Agreement”) providing for a secured revolving credit facility (the “PNC Line of Credit”) with substantially similar terms as those under the ARKO Parent PNC Line of Credit; provided that the aggregate principal amount available under the ARKO Parent PNC Line of Credit is up to $56 million, and the PNC Line of Credit is up to $84 million, for total aggregate availability of $140 million which was the aggregate principal availability under the ARKO Parent PNC Line of Credit prior to the IPO. The PNC Credit Agreement, among other carveouts, permits distributions to the Company for purposes of making dividends provided that no event of default shall have occurred thereunder and the borrowers have “Undrawn Availability” and “Average Undrawn Availability” (in each case, as defined in such agreement) of not less than 20% of the Maximum Revolving Advance Amount (as defined in such agreement). The maturity date for the PNC Line of Credit is the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes (as defined in Note 12) or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit.

The PNC Line of Credit contains customary restrictive covenants and events of default.

Financing Agreement with a Syndicate of Banks led by Capital One, National Association

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association, in an aggregate principal amount up to $800 million (as amended, the “Capital One Line of Credit”). At GPMP’s request, availability under the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain other terms as detailed in the Capital One Line of Credit.

The Capital One Line of Credit is available for general business purposes, including working capital, capital expenditures and permitted acquisitions. All borrowings and letters of credit under the Capital One Line of Credit are subject to the satisfaction of certain customary conditions, including the absence of any default or event of default and the accuracy of representations and warranties. The Capital One Line of Credit is secured by substantially all of GPMP and its subsidiaries’ properties and assets, and pledges of the equity interests in all present and future subsidiaries (subject to certain exceptions as permitted under the Capital One Line of Credit).

On January 13, 2026, GPMP entered into an amendment to the Capital One Line of Credit, and $206.7 million of the net proceeds from the IPO were used to repay the indebtedness under the Capital One Line of Credit. Additionally, the Company and certain of its subsidiaries entered into certain pledge and security agreements whereby the Capital One Line of Credit is secured by GPM Empire, LLC’s interest in, and proceeds from, the Company’s agreements with ARKO Parent and the Company’s fuel supply agreements with certain of its fuel supply partners and a pledge of the Company’s equity interests in GPMP.

Letters of Credit

Financing Facility	Amount available for letters of credit	Letters of credit issued as of December 31, 2025
PNC Line of Credit	$40.0 million; as amended in January 2026, $20.0 million	$8.1 million Attributable to the Business: $0
Capital One Credit Facility	$40.0 million	$0.5 million

The letters of credit were issued in connection with certain workers’ compensation and general insurance liabilities and fuel purchases from one supplier. The letters of credit will be drawn upon only if ARKO Parent does not comply with the time schedules for the payment of associated liabilities.

Future Scheduled Payments

Total scheduled future principal payments required and amortization of deferred financing costs attributable to the Business under all of the foregoing debt agreements were as follows as of December 31, 2025:

Amount
(in thousands)
2026	$6,862
2027	1,696
2028	381,371
2029	504
2030	5,253
395,686
Deferred financing costs	(3,656)
Total debt	$392,030

Deferred Financing Costs

Deferred financing costs of $0.3 million and $0.03 million were incurred for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the gross value of deferred financing costs of $7.7 million and $7.4 million, respectively, and accumulated amortization of $4.0 million and $2.5 million, respectively, were recorded as a direct reduction from the carrying amount of the associated debt liabilities. Amortization of deferred financing costs was $1.5 million, $1.5 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Such amounts were classified as a component of interest and other financial expenses in the combined statements of operations.

Financial Covenants

The M&T Credit Agreement requires ARKO Parent to maintain a liquidity covenant and a debt service coverage ratio.

The Capital One Line of Credit requires GPMP to maintain certain financial covenants, including a leverage ratio and an interest coverage expense ratio. The amended Capital One Line of Credit permits GPMP to use proceeds from loans under such credit facility of up to $18 million per fiscal year and $25 million in the aggregate to pay dividends; however, such facility limits GPMP’s ability to pay dividends to the Company to the extent of its available cash, which is generally the amount of cash and cash equivalents of GPMP and its subsidiaries less certain cash reserves, as determined by GPM Petroleum GP, LLC, GPMP’s general partner.

The PNC Credit Agreement (i) provides for certain enhanced financial reporting requirements in the event that the usage of the PNC Line of Credit exceeds certain thresholds, and (ii) requires that the undrawn availability of the PNC Line of Credit be equal to or greater than 10%, subject to certain exceptions. The amended PNC Credit Agreement, among other carve-outs, permit distributions to the Company for purposes of making dividends; provided, that no event of default shall have occurred thereunder and the borrowers have Undrawn Availability and Average Undrawn Availability, as defined in such agreement.

As of December 31, 2025, the Company and ARKO Parent were in compliance with all of the obligations and financial covenants under the terms and provisions of its loans with financial institutions.

12. Commitments and Contingencies

Senior Notes

On October 21, 2021, ARKO Parent issued $450.0 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”), which are guaranteed, jointly and severally on an unsecured basis, by certain of ARKO Parent’s domestic subsidiaries, including the Company and certain of its subsidiaries (the “Guarantors”); however, neither GPMP nor any of its subsidiaries is a Guarantor.

The indenture governing the Senior Notes (the “Indenture”) provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the Indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the Indenture, the trustee thereunder (the “Trustee”) or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all the Senior Notes immediately due and payable. The Guarantors have unconditionally and irrevocably guaranteed, jointly and severally, on a senior unsecured basis, (a) the full and punctual payment of principal of and interest on the Senior Notes when due, whether at maturity, by acceleration, by redemption or otherwise, and all other monetary obligations of ARKO Parent under the Indenture and the Senior Notes and (b) the full and punctual performance within applicable grace periods of all other obligations of ARKO Parent under the Indenture and the Senior Notes (collectively, the “Guaranteed Obligations”).

Upon the failure of ARKO Parent to pay the principal of, or interest on, any of its obligations under the Senior Notes when and as the same become due, whether at maturity, by acceleration, by redemption or otherwise, each Guarantor, upon receipt of written demand by the Trustee, must pay, or cause to be paid, in cash, to the holders of the Senior Notes or the Trustee an amount equal to the sum of (A) the unpaid amount of such Guaranteed Obligations, (B) accrued and unpaid interest on such Guaranteed Obligations (but only to the extent not prohibited by law) and (C) all other monetary Guaranteed Obligations of ARKO Parent to the holders of the Senior Notes and the Trustee. Pursuant to the Indenture, each Guarantor is entitled to contribution from all other Guarantors based on the respective net assets of all the Guarantors at the time of such payment.

The Company believes that the likelihood of the Guarantors, including the Company, being required to make payments under their respective guarantees is remote based on ARKO Parent’s current financial condition and anticipated financial performance. However, if ARKO Parent’s financial condition deteriorates, then the possibility of the Guarantors being called upon to fulfill their obligations under the Indenture would increase.

The Indenture contains customary restrictive covenants that, among other things, generally limit the ability of ARKO Parent and substantially all of its subsidiaries, including the Guarantors, to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, (vii) effect mergers and (viii) incur indebtedness.

The Senior Notes and the guarantees rank equally in right of payment with all of ARKO Parent’s and the Guarantors’ respective existing and future senior unsecured indebtedness and are effectively subordinated to all of ARKO Parent’s and the Guarantors’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to any existing and future obligations of subsidiaries of ARKO Parent and the Company that are not Guarantors.

Environmental Liabilities and Contingencies

The Company is responsible for certain environmental costs and legal expenses arising in the ordinary course of business. See Note 14 for further discussion.

Asset Retirement Obligation

As part of the fuel operations at its proprietary cardlock locations, at most of the owned and leased dealer locations, at certain other dealer locations and third-party cardlock locations where the Company owns storage tanks or otherwise agreed to be contractually liable for tank maintenance, there are aboveground and underground storage tanks (“UST”) for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank, or if sooner, the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The amount added to equipment or right-of-use asset is amortized and accretion expense is recognized in connection with the discounted liability over the remaining life of the respective storage tanks. The accretion of the asset retirement obligation is recorded in interest and other financial expenses in the combined statements of operations.

The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The asset retirement obligation is re-evaluated annually and revisions to the liability could occur due to changes in estimates of tank removal costs or timing, tank useful lives or whether federal or state regulators enact new guidance on the removal of such tanks.

A reconciliation and roll forward of the liability for the removal of its storage tanks was as follows:

	2025	2024
	(in thousands)
Beginning Balance as of January 1,	$36,767	$31,278
Acquisitions	91	—
Contribution to ARKO Parent for ARKO Parent-controlled sites converted to fuel supply or consignment locations	9,972	5,011
Accretion expense	1,155	901
Adjustments	81	322
Retirement of tanks	(479)	(745)
Ending Balance as of December 31, (*)	$47,587	$36,767

(*) $16 thousand and $0 were recorded to other current liabilities in the combined balance sheets as of December 31, 2025 and 2024, respectively.

Fuel Vendor Agreements

The Company enters into fuel supply contracts with various major fuel suppliers. These fuel supply contracts have expiration dates at various times through June 2032. In connection with certain of these fuel supply and related incentive agreements, the Company received certain upfront payments and other vendor assistance payments for rebranding costs and other incentives. If the Company defaults under the terms of any contract, including not purchasing committed fuel purchase volume, or terminates any supply agreement prior to the end of the applicable term, the Company must refund and reimburse the respective fuel supplier for the unearned unamortized portion of the payments received to date, based on the amortization schedule outlined in each respective agreement and refund other benefits from each supplier subject to the terms that were set in the incentive agreement, as well as pay a penalty with regard to the early termination if applicable. The payments are amortized and recognized as a reduction to fuel costs using the straight-line method based on the term of each agreement or based on fuel volume purchased. The amount of the unamortized deferred vendor income liability was $42.9 million and $36.2 million as of December 31, 2025 and 2024, respectively, which were recorded in other current and non-current liabilities on the combined balance sheets. The legal liability period in these fuel supply agreements can extend beyond the amortization period, and differ in the amortization schedule, used for book purposes. ARKO Parent has agreed to indemnify the Company for certain defaults and violations by ARKO Parent.

Purchase Commitments

In the ordinary course of business, the Company has entered into agreements with fuel suppliers to purchase inventories for varying periods of time. The fuel vendor agreements with suppliers require minimum volume purchase commitments of gasoline, which vary throughout the period of supply agreements and distillates annually. The future minimum volume purchase requirements under the existing supply agreements are based on gallons, with a purchase price at prevailing market rates for wholesale distributions. If the Company fails to purchase the required minimum volume during a contract year, the underlying supplier’s exclusive remedies (depending on the magnitude of the failure) are either termination of the supply agreement and/or an agreed monetary compensation. Based upon the Company’s current and future expected purchases, it does not anticipate incurring penalties for volume shortfalls other than isolated de minimis exceptions.

The total future minimum gallon volume purchase requirements from fuel vendors were as follows:

Gallons
(in thousands)
2026	1,073,112
2027	627,388
2028	247,496
2029	134,408
2030	134,408
Thereafter	195,612
Total	2,412,424

Legal Matters

ARKO Parent and the Company are a party to various legal actions, as both plaintiff and defendant, in the ordinary course of business. The Company’s management believes, based on estimations with support from legal counsel for these matters, that these legal actions are routine in nature and incidental to the operation of the Business and that it is not reasonably probable that the ultimate resolution of these matters will have a material adverse impact on the Business, financial condition, results of operations and cash flows.

13. Leases

Lessee

As of December 31, 2025, ARKO Parent and the Company collectively leased 523 dealer locations, 156 cardlock locations, former store locations and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, ARKO Parent and the Company leases certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

As of December 31, 2025, the Company directly leased a total of 180 dealer locations and cardlock locations. In addition, as of December 31, 2025, the Company or its subsidiaries leased jointly and severally with ARKO Parent from third party lessors 233 sites, of which 126 sites were attributable to the Business. As of December 31, 2025, the total lease liabilities related to such joint and several agreements were $338.3 million, of which $150.2 million related to the Business and was recorded on the combined balance sheet.

As of December 31, 2025, there were approximately 880 sites leased by ARKO Parent and the Company collectively (including jointly and severally with the Company) under 40 separate master lease agreements, of which 387 sites are attributable to the Business. As of December 31, 2025, master leases with four lessors encompass a total of approximately 770 sites, of which 332 sites were attributable to the Business. Master leases with the same landlord usually contain cross-default provisions. Similarly, individual site leases with a given landlord usually contain cross-default provisions with respect to other leases with the same landlord.

The lease agreements include lease payments that are set at the beginning of the lease, but which may increase by a specified increment or pursuant to a formula both during the course of the initial period and any additional option periods. Some of the lease agreements include escalation clauses based on the consumer price index, with the majority of these lease agreements including an increase in the consumer price index coupled with a multiplier and a percentage increase cap which effectively assures the cap will be reached each year. Lease payments determined as in-substance fixed payments are included in the lease payments used for the measurement of the lease liabilities. Some of the lease agreements include lease payments which are contingent upon fuel and merchandise sales (these amounts were not material during the above periods). In some of the lease agreements, the right of first refusal to purchase the sites from the lessor is given and in some of the lease agreements an option to purchase the sites from the lessor is given.

The leases are typically triple net leases whereby the lessee is responsible for the repair and maintenance at the site, insurance and property taxes in addition to environmental compliance.

The components of lease cost recorded on the combined statements of operations were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$2,531	$628	$376
Interest on lease liabilities	4,691	1,052	704
Operating lease costs included in site operating expenses	55,169	36,791	32,254
Operating lease costs included in general and administrative expenses	489	947	1,045
Lease cost related to variable lease payments, short-term leases and leases of low value assets	—	600	609
Right-of-use asset impairment charges and (gain) loss on disposals of leases, net	2,600	(1,068)	885
Total lease costs	$65,480	$38,950	$35,873

For the years ended December 31, 2025, 2024 and 2023, total cash outflows for leases were approximately $53.0 million, $36.3 million and $32.6 million for operating leases, respectively, and $6.1 million, $1.2 million and $0.8 million for financing leases, respectively.

Supplemental balance sheet data related to leases recorded on the combined balance sheets was as follows:

	As of December 31,
	2025	2024
	(in thousands)
Operating leases
Assets
Right-of-use assets under operating leases	$415,179	$318,140
Liabilities
Operating leases, current portion	27,820	18,532
Operating leases	431,364	324,592
Total operating leases	459,184	343,124
Weighted average remaining lease term (in years)	13.0	13.6
Weighted average discount rate	7.7%	7.7%
Financing leases
Assets
Right-of-use assets	$92,248	$27,035
Accumulated amortization	(29,509)	(7,779)
Right-of-use assets under financing leases, net	62,739	19,256
Liabilities
Financing leases, current portion	2,095	3,566
Financing leases	94,638	25,915
Total financing leases	96,733	29,481
Weighted average remaining lease term (in years)	22.3	18.2
Weighted average discount rate	7.8%	7.7%

As of December 31, 2025, future minimum payments related to operating lease obligations and financing lease obligations recorded on the combined balance sheets were as set forth in the following table. The minimum lease payments presented below include periods for which an option is reasonably certain to be exercised and do not include any future consumer price index adjustments.

	Operating	Financing
	(in thousands)
2026	$61,781	$9,575
2027	60,235	9,675
2028	57,667	9,884
2029	56,930	10,065
2030	53,480	10,083
Thereafter	464,547	182,755
Gross lease payments	$754,640	$232,037
Less: imputed interest	(295,456)	(135,304)
Total lease liabilities	$459,184	$96,733

Lessor

ARKO Parent or the Company leases and subleases owned and leased properties to dealers and other tenants and subtenants which are accounted for as operating or sales-type leases. The majority of these leases and subleases are for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options beyond 10 years. Some of the lease agreements include lease payments that are based upon the tenant’s or subtenant’s sales subject to fixed minimum lease payments. Lessees often post a security deposit as collateral at the time of lease inception. Total operating lease income was approximately $46.9 million, $25.1 million and $21.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Lease income is included in other revenues, net in the combined statements of operations.

Supplemental data related to sales-type subleases was as follows:

	As of December 31,
	2025	2024
	(in thousands)
Sales-type leases
Assets
Net investment in sales-type leases, current portion	$220	$—
Net investment in sales-type leases	2,172	544
Total sales-type leases	$2,392	$544

	For the Year Ended December 31,
	2025	2024
	(in thousands)
Selling loss at commencement	$631	$461
Sales-type leases interest income	60	—

As of December 31, 2025, future minimum payments to be received under operating leases or subleases and the investment in sales-type leases were as set forth in the following table.

	Operating	Sales-Type
	(in thousands)
2026	$55,333	$305
2027	50,255	303
2028	42,608	306
2029	39,918	308
2030	36,225	293
Thereafter	158,729	1,364
	$383,068	$2,879
Less: imputed interest		(487)
Present value of net investment in sublease		$2,392

14. Environmental Liabilities

The Business is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as locations owned, leased, or where there is a contractual obligation that results in ARKO Parent or the Company being the tank operator or owner but are operated by third-party dealers.

Costs incurred to comply with federal and state environmental regulations are accounted for as follows:

•
Annual payments for registration of storage tanks are recorded as prepaid expenses when paid and expensed throughout the year.
•
Environmental compliance testing costs of storage tanks are expensed as incurred.
•
Payments for upgrading and installing corrosion protection for tank systems and installation of leak detectors and overfill/spill devices are capitalized and depreciated over the expected remaining useful life of the relevant equipment, UST or the lease period of the relevant site in which the UST is installed, whichever is shorter.
•
Costs for removal of storage tanks located at selected dealer locations and certain cardlock locations are classified under the asset retirement obligation section as described in Note 12.
•
A liability for future remediation costs of contaminated sites related to storage tanks as well as other exposures, is established when such losses are probable and reasonably estimable. Reimbursement for these expenses from government funds or from insurance companies is recognized as a receivable. The liabilities and receivables are not discounted to their present value. The net change in the reimbursement asset and liability for future remediation costs is recorded in site operating expenses in the combined statements of operations. The adequacy of the reimbursement asset and liability is evaluated by a third-party at least twice annually and adjustments are made based on past experience, changing environmental conditions and changes in government policy.

As of December 31, 2025 and 2024, environmental obligations totaled $3.1 million and $2.8 million, respectively. These amounts were recorded as other current and non-current liabilities on the combined balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

ARKO Parent maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle the Company to be reimbursed for remediation costs. Estimated amounts that will be recovered from the insurance policies and various state funds for the exposures totaled $1.8 million and $1.4 million as of December 31, 2025 and 2024, respectively, and were recorded as other current and non-current assets on the combined balance sheets.

The undiscounted amounts of future estimated payments and anticipated recoveries from insurance policies and various state funds as of December 31, 2025 were as follows:

	Payments	Recoveries	Net Obligations
	(in thousands)
2026	$612	$353	$259
2027	851	654	197
2028	518	426	92
2029	208	95	113
2030	208	95	113
Thereafter	693	207	486
Total Future Payments and Recoveries	$3,090	$1,830	$1,260

15. Income Taxes

The Company files federal, state and local income tax returns in jurisdictions with varying statutes of limitation. As of December 31, 2025, the Company and its subsidiaries were classified collectively as a corporation and file on a consolidated, unitary or combined basis with ARKO Parent for U.S. federal and most state jurisdictions for income tax purposes.

Effective January 26, 2024, ARKO Parent became 100% owner of GPMP, which then became classified as a disregarded entity for U.S. federal tax purposes. As a result, the change in tax status from nontaxable to taxable caused the recognition and derecognition of certain deferred taxes which has been reflected in the continuing operations as of the date of which the change in tax status occurred. The Company recorded a one-time non-cash tax expense in the amount of approximately $1.5 million for the year ended December 31, 2024 to reflect the temporary differences between the financial statement and tax basis of GPMP at the time of the change in status.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The bill reinstated several key income tax provisions that were initially part of the U.S. Tax Cuts and Jobs Act of 2017 but which had been phased out in recent years or were set to expire in 2025, and made other changes to income tax provisions, many of which are not effective until 2026. The OBBB, among other things, repealed the mandatory capitalization of domestic research and development expenditures under Internal Revenue Code Section 174, extended the ability to take 100% bonus depreciation, reinstituted of the EBITDA based Section 163(j) calculation, revised international tax regimes, and accelerated the phase out of clean energy credits.

The Company has evaluated the impact of the OBBB and reflected the effects in these combined financial statements. Specifically, the Company recorded a favorable impact on the timing of cash paid for taxes of $7.4 million for the year ended December 31, 2025. The OBBB did not have a material impact on the Company’s effective tax rate for 2025. The Company will continue to monitor future guidance and developments related to the OBBB and will update its income tax disclosures as appropriate.

The benefits of tax positions are not recorded unless it is more likely than not the tax position will be sustained upon challenge by the appropriate tax authorities. As of both December 31, 2025 and 2024, the Company has not recorded a reserve for unrecognized tax benefits.

The Company is subject to examination in certain filing jurisdictions and tax years ending after December 31, 2021, remain open.

Earnings before income taxes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Domestic (U.S.)	$41,839	$55,325	$54,469
Total	$41,839	$55,325	$54,469

The components of the income tax provision were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
Domestic federal	$7,044	$13,475	$12,028
Domestic state and local	1,579	2,993	2,748
Total current	8,623	16,468	14,776
Deferred:
Domestic federal	1,537	(1,250)	(1,124)
Domestic state and local	(1,048)	(110)	(762)
Total deferred	489	(1,360)	(1,886)
Total income tax expense	$9,112	$15,108	$12,890

The reconciliation of significant differences between income tax expense applying the U.S. statutory rate and the actual income tax expense at the effective rate were as follows:

	For the Year Ended December 31,
	2025		2024		2023
	(in thousands)
Income tax expense at the statutory rate	$8,786	21.0%	$11,618	21.0%	$11,439	21.0%
Increases (decreases):
State income taxes, net of federal income tax benefit (a)	200	0.5%	2,029	3.6%	1,458	2.7%
Nontaxable or Non-deductible items
Other	126	0.3%	38	0.1%	42	0.1%
Other
Change in entity status (b)	—	0.0%	1,500	2.7%	—	0.0%
Other	—	0.0%	(77)	(0.1)%	(49)	(0.1)%
Total	$9,112	21.8%	$15,108	27.3%	$12,890	23.7%

(a)
The states that contributed to the majority (greater than 50%) of the tax effect in this category include Maryland, South Carolina, Tennessee and Texas for 2025, 2024, and 2023.
(b)
Refer to details above.

The amounts of cash taxes paid by the Company were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Federal	$7,044	$13,475	$12,030
State	1,579	2,993	2,746
Income taxes paid, net of refunds received	$8,623	$16,468	$14,776

For the years ended December 31, 2025, 2024 and 2023, there were no states that equaled or exceeded 5% of total net income taxes paid.

Significant components of deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Asset retirement obligation	$11,897	$9,192
Lease obligations	138,737	93,036
Financial liabilities	13,341	10,346
Accrued expenses	1,253	1,090
Deferred income	9,524	5,499
Fuel supply agreements	76,188	82,728
Environmental liabilities	315	337
Share-based compensation	379	377
Interest limitation carryforward	—	1,829
Other	319	1,058
Total deferred tax assets	251,953	205,492
Deferred tax liabilities:
Property and equipment	(48,949)	(38,809)
Intangible assets	(10,025)	(11,216)
Right-of-use assets	(119,193)	(84,193)
Prepaid expenses	(2,220)	(1,904)
Other	(632)	(200)
Total deferred tax liabilities	(181,019)	(136,322)
Net deferred tax asset	$70,934	$69,170

16. Equity

Voting Rights

Under the Company’s amended and restated certificate of incorporation, holders of Class A common stock are entitled to one vote per share, and the holders of Class B common stock are entitled to five votes per share, in each case on all matters submitted to a vote of the Company’s stockholders. Shares of Class B common stock may only be owned by ARKO Parent and its affiliates (other than the Company).

Dividends

The Company’s board of directors (the “Board”) declared a quarterly pro-rated dividend of $0.26 per share of common stock, to be paid on April 21, 2026 to stockholders of record as of April 10, 2026. The amount and timing of dividends payable on common stock are within the sole discretion of the Board, which will evaluate dividend payments within the context of the Company’s overall capital allocation strategy on an ongoing basis, giving consideration to its current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that the Company will continue to pay such dividends or the amounts of such dividends.

The Company currently intends to pay a regular quarterly cash dividend of $0.50 per share to holders of its common stock, or $2.00 per share on an annualized basis. The Board will determine the amount, timing, and payment of any dividend in its sole discretion taking into account Discretionary Cash Flow, reserves for working capital and investment capital expenditures, debt service, the prudent conduct of the Company’s business, and other factors it deems relevant. The Company’s objective is to pay to its common stockholders a consistent and growing cash dividend that is sustainable on a long-term basis. Cash dividends paid in respect of Class A common stock will also be paid in respect of Class B common stock. As a result, dividends paid on common stock will be received on a pro rata basis by holders of its Class A common stock and holders of Class B common stock, which Class B common stock is held indirectly by ARKO Parent.

17. Share-Based Compensation

The compensation committee of ARKO Parent’s board of directors (the “ARKO Parent Board”) has approved the grant of non-qualified restricted stock units (“RSUs”), and shares of ARKO Parent’s common stock to certain Company employees under the

ARKO Corp. 2020 Incentive Compensation Plan (as amended, the “Plan”). Vesting periods are assigned to RSUs on a grant-by-grant basis at the discretion of the ARKO Parent Board. ARKO Parent issues new shares of ARKO Parent’s common stock upon vesting of RSUs.

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to RSUs and performance-based RSUs (“PSUs”) with respect to the Company’s employees:

	RSUs and PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested RSUs and PSUs, December 31, 2022	117	$8.49
Granted	138	8.49
Released	(10)	8.49
Performance-based share adjustment	(21)	8.61
Nonvested RSUs and PSUs, December 31, 2023	224	$8.48
Granted	285	6.53
Released	(21)	8.49
Performance-based share adjustment	(84)	7.53
Nonvested RSUs and PSUs, December 31, 2024	404	$7.30
Granted	211	5.76
Released	(126)	7.90
Forfeited	(78)	6.53
Performance-based share adjustment	(5)	7.03
Nonvested RSUs and PSUs, December 31, 2025	406	$6.46

In the years ended December 31, 2025, 2024 and 2023, ARKO Parent granted approximately 134 thousand, 170 thousand and 104 thousand PSUs, respectively, to Company employees which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of ARKO Parent’s common stock equal to up to 150% of the number of PSUs granted, net of PSUs forfeited. The PSUs were awarded to certain employees and cliff vest at the end of a three-year period, subject to the achievement of specific performance criteria measured over such period. The number of PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service through the last day of the performance period or the applicable vesting date and a certification by the compensation committee of the ARKO Parent Board that the applicable performance criteria have been met.

For certain of the RSUs and PSUs granted in the year ended December 31, 2025, ARKO Parent has agreed to issue a capped number of incremental shares to the recipients if ARKO Parent’s stock price on the vesting dates of such awards is below a certain threshold price (written put options components). These awards were classified as equity instruments and valued based on the fair market value of the underlying stock together with the net fair value of the written put options on the grant date.

ARKO Parent assesses the probability of achieving the performance criteria on a quarterly basis, and the compensation committee of the ARKO Parent Board determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period. In the first quarter of 2025, the compensation committee of the ARKO Parent Board determined that the performance criteria for the performance period ended December 31, 2024 had been met and certified that the percentage of PSUs that vested with respect to the target amount for the PSUs granted in 2022 was 75%. During the years ended December 31, 2025, 2024 and 2023, the number of PSUs was adjusted for the probability of achieving the performance criteria, resulting in the recording of a reduction of expense of approximately $0.3 million and $0.1 million in 2024 and 2023, respectively, based on the grant date fair value. In 2025, the adjustment was immaterial.

The fair value of RSUs and PSUs released during years ended December 31, 2025, 2024 and 2023 was $0.6 million, $0.1 million and $0.1 million, respectively.

As of December 31, 2025, total unrecognized compensation cost related to RSUs and PSUs was approximately $1.0 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for the Company’s employees for the years ended December 31, 2025, 2024 and 2023 was $1.0 million, $0.9 million and $0.6 million, respectively, and has been included in general and administrative expenses on the combined statements of operations.

18. Related Party Transactions

Contribution Agreement

On February 12, 2026, ARKO Parent entered into a contribution agreement with the Company (the “Contribution Agreement”), pursuant to which ARKO Parent contributed its equity interests in GPME, GPM RE LP, GPMP and its general partner to the Company, as described in Note 1.

Fuel Distribution Agreements – as of December 31, 2025 and through the IPO

i.
Fuel distribution agreements – the Company was a party to the majority of the agreements with fuel suppliers relating to the supply of fuel to ARKO Parent and its subsidiaries, and ARKO Parent guaranteed the Company’s obligations under certain of such agreements.

ii.
Distribution agreement with ARKO Parent – ARKO Parent was party to an exclusive supply agreement with the Company related to substantially all of ARKO Parent’s sites, pursuant to which ARKO Parent purchased fuel from the Company at the Company’s cost of fuel including taxes and transportation, plus a fixed margin. Such supply arrangements had terms until May, 15, 2028 or with respect to sites acquired in June 2018 or later, for 10 years from the date of the applicable acquisition.

iii.
The Company charges a fixed fee per gallon sold to a limited number of ARKO Retail Sites that are not supplied by the Company.

Fuel Distribution Agreement – after the IPO

On February 13, 2026, the Company entered into a third amended, restated and consolidated fuel distribution agreement (the “Fuel Distribution Agreement”) with ARKO Parent and certain of its subsidiaries. The Fuel Distribution Agreement regulates the terms and conditions regarding the purchase, sale and exclusive distribution of branded and unbranded gasoline (all grades), diesel fuel, ethanol, biodiesel and kerosene (the “Products”) for the convenience stores and gasoline facilities operated by ARKO Parent and its applicable subsidiaries (the “Stations”).

The Fuel Distribution Agreement requires ARKO Parent to exclusively source from the Company all of its fuel requirements for the Stations, subject to certain limited exceptions, such as pre-existing supply contracts, governmental allocation restrictions, or circumstances outside of ARKO Parent’s control. The Fuel Distribution Agreement establishes pricing based on the applicable rack price plus a fixed adder, together with applicable taxes, fees and surcharges. Under the Fuel Distribution Agreement, the Company agreed to be the exclusive supplier of Products for the Stations for a period of ten years, subject to earlier termination under certain circumstances, including termination if ARKO Parent sells all or substantially all of its business and the party that acquires ARKO Parent’s business does not assume the Fuel Distribution Agreement, subject to ARKO Parent paying liquidated damages.

Additionally, the Fuel Distribution Agreement also governs the circumstances under which stations may be removed from the exclusive supplier arrangement, such as station closures, lease expirations or sales to non-affiliates, subject to certain conditions as set forth in the Fuel Distribution Agreement, and the conditions under which the Company or ARKO Parent may replace branded fuel products, at the cost of the initiating party. In addition, the Fuel Distribution Agreement requires ARKO Parent to market and sell branded fuel sold by the Company in accordance with certain brand standards and governs the non-exclusive license granted by the Company, with consent of the branded fuel suppliers, to ARKO Parent.

Omnibus Agreement

As of December 31, 2025, the Company was party to an omnibus agreement with ARKO Parent dated January 12, 2016, as amended on April 18, 2023 (the “Original Omnibus Agreement”), pursuant to which, among other things the Company received: (i) an initial 10-year right of first offer, extended until May 15, 2028, to purchase the right to distribute fuel to ARKO Parent for newly acquired convenience stores at a negotiated rate; and (ii) an initial 10-year right, extended until May 15, 2028, to participate in transactions with ARKO Parent to acquire any distribution contracts and to negotiate the fuel supply terms for distributing fuel to ARKO Parent for any convenience stores, independent or lessee dealers, or consignment locations included in a potential acquisition under consideration by ARKO Parent, to the extent the Company is able to reach an agreement on terms. In addition, the Original Omnibus Agreement provided that the Company was obligated to distribute any volumes for stores that ARKO Parent acquires in the future, either at a negotiated rate pursuant to the right of first offer to purchase fuel distribution rights or the alternate fuel sales rate, as described in the Original Omnibus Agreement.

On February 13, 2026, the Company entered into an amended and restated omnibus agreement with ARKO Parent (the “Omnibus Agreement”), which provides that, until the expiration or earlier termination of the Fuel Distribution Agreement, the Company’s subsidiaries will be the exclusive distributors of motor fuel volumes required by ARKO Parent and its affiliates, subject to limited exceptions as described in the Fuel Distribution Agreement. The Omnibus Agreement also governs acquisition and other accretive opportunities and how they will be allocated among the parties. If opportunities arise for either the Company or ARKO Parent to acquire convenience stores, wholesale motor fuel distribution contracts, dealer or consignment locations, fleet fueling locations, or related fuel distribution assets, ARKO Parent will be offered the opportunity to acquire the convenience store businesses, while the Company will be offered the opportunity to acquire wholesale, fleet fueling and supply-related businesses, at a purchase price that the parties negotiate in good faith.

The Omnibus Agreement may be terminated by either party if the other commits a material default that is not cured within 30 days of written notice.

Leases and Sublease arrangements

The Company and ARKO Parent are jointly and severally liable for the obligations under lease agreements under which the Company is also a tenant as described in Note 13.

In connection with the IPO, there are various agreements among the Company, ARKO Parent and its related entities, pursuant to which the Company leases certain of its sites from third parties, subleases from ARKO Parent, or acts as cotenant with ARKO Parent under master leases. An assignment, assumption, master sublease and bill of sale agreement assigns current subleases with operations from ARKO Parent to the Company, contains a bill of sale for the equipment moved from ARKO Parent to the Company, and subleases properties from ARKO Parent to the Company for sites already dealerized. There are also lease agreements, for single site or multi-site leases, each related to Company-owned real property, wherein the Company will lease the properties to ARKO Parent. Additionally, there will be sublease agreements for single site deals between ARKO Parent as sublessor and the Company as sublessee relating to leased sites that will be dealerized in the future. Such lease/sublease agreements provide that if more than one person or entity (e.g., shareholders or partners) constitute or comprise lessee or sublessee under such agreements, the obligations of lessee or sublessee, as applicable, shall be joint and several. Additionally, upon a default, the lessor/sublessor may terminate the applicable lease or sublease, reenter and repossess the premises that are the subject of such agreement and lease to any other person, or exercise any other rights and remedies available to it. All of the foregoing agreements contain general indemnity obligations of the parties thereto and are governed by the laws of the state in which the relevant property subject to the agreement is located.

ARKO Intercompany Notes

On February 13, 2026, the Company entered into the ARKO Parent Intercompany Notes in an aggregate principal amount of $14.9 million, which equaled to the portion of the debt under the M&T Credit Agreement attributable to the Business, as described in Note 11.

Management Services Agreement

On February 13, 2026, the Company entered into a management services agreement with ARKO Parent (the “Management Services Agreement”), pursuant to which ARKO Parent will provide certain administrative services to the Company, including support in the areas of operations, human resources, payroll and benefits administration, financing and accounting, financial and public company reporting, information technology, legal, real estate management, executive services and general administrative services. Under the Management Services Agreement, the Company will pay fees to ARKO Parent based on allocations or a flat fee, subject to periodic adjustments. The Company will also reimburse ARKO Parent for reasonable out-of-pocket expenses incurred in providing the services, including costs of licenses, insurance, taxes, audit fees, compliance costs and expenses associated with the Company’s status as a public company.

The Management Services Agreement remains in effect until terminated by mutual consent of the parties, upon a change of control of the Company, upon failure to pay undisputed fees or a material breach, subject to cure periods, or if a service provided by ARKO Parent is no longer required by the Company.

Employee and Intercompany Matters Agreement

On February 13, 2026, the Company entered into an Employee and Intercompany Matters Agreement (the “Employee and Intercompany Matters Agreement”) with ARKO Parent and its subsidiaries, which governs the allocation of employee benefit and compensation plans, and certain shared obligations between the Company and its affiliates.

The Employee and Intercompany Matters Agreement provides for ARKO Parent’s continued participation of the Company’s employees in 401(k), non-qualified deferred compensation plan, health and welfare and other benefit plans until such time as the Company may establish such plans, provided that any such plan the Company establishes will assume the liabilities with respect to its eligible employees under the analogous ARKO Parent plan and the Company shall provide such employees with the same benefits as provided by, or accrued under, such ARKO Parent plan. Outstanding and future equity awards to the Company’s employees under ARKO Parent’s equity incentive plans will continue to vest, if at all, pursuant to their terms, until such time as the Company and the ARKO Parent Board and related compensation committees agree that such awards shall be converted to awards under the Company’s equity incentive plans. The Employee and Intercompany Matters Agreement also provides for the assumption of liabilities relating to the Company’s employees and former employees, and the allocation of costs associated with payroll taxes, workers’ compensation and employee programs.

For so long as ARKO Parent or its affiliates own more than 50% of the Company’s outstanding equity, the Employee and Intercompany Matters Agreement provides the Company shall continue to be covered by ARKO Parent insurance policies, except with respect to the Company’s directors and officers insurance, and the Company may seek recoveries thereunder, provided that the Company does not prejudice or limit ARKO Parent’s recovery under such policies for its own claims. To the extent (i) any self-insured retention or deductible must be shared because a claim relates to both ARKO Parent and the Company or (ii) the applicable policy maximum is reached in any policy year, the Company’s Conflicts Committee and ARKO Parent shall negotiate in good faith to determine a fair and equitable allocation. The Employee and Intercompany Matters Agreement also governs the allocation of indemnity obligations with respect to officers and directors of both entities, confidentiality and legal privilege matters, cooperation in litigation, and covenants with respect to compliance with the terms of the indenture governing the Senior Notes, including the Company’s obligation not to utilize any of the “baskets” therein without ARKO Parent’s consent, ARKO Parent’s agreement to indemnify the Company from any and all payment obligations arising thereunder and reimburse the Company for any amounts which the Company remit to the trustee thereunder.

In addition, the Employee and Intercompany Matters Agreement grants the Company and its subsidiaries a non-transferable, non-exclusive, royalty-free license to use the “GPM” name and related marks. Ownership of the name and marks remains with ARKO Parent, and the Company’s use must comply with ARKO Parent’s quality standards. This license terminates upon the termination of the Employee and Intercompany Matters Agreement.

The Employee and Intercompany Matters Agreement may be terminated only by mutual consent of all parties, except that upon a change of control of the Company or ARKO Parent, one party may terminate the agreement upon no fewer than 60 days’ prior written notice to the other party.

Tax Matters Agreement

On February 13, 2026, the Company and ARKO Parent entered into a Tax Matters Agreement (the “Tax Matters Agreement”) which governs the Company’s and ARKO Parent’s respective rights, responsibilities and obligations with respect to certain tax matters (including tax liabilities (including responsibility and potential indemnification obligations for taxes attributable to the Company’s business and taxes arising, under certain circumstances, in connection with the transfer of shares of the Company’s common stock by means of a pro rata distribution by ARKO Parent to its stockholders, if pursued), tax attributes, tax contests and tax returns (including the Company inclusion in the U.S. federal consolidated group tax return, and certain other combined or similar group tax returns, with ARKO Parent during such time as the minimum ownership requirements are met, and the Company’s continuing joint and several liability with ARKO Parent for such tax returns).

Registration Rights Agreement

On February 13, 2026, the Company entered into a registration rights agreement with ARKO Corp. (the “Registration Rights Agreement”), which provides ARKO Parent with the following demand, shelf and piggyback registration rights with respect to the registration under the Securities Act of 1933, as amended, of the shares of Class A common stock issuable upon conversion of the Class B common stock owned by ARKO Parent and its affiliates: (i) ARKO Parent and its affiliates (other than the Company) will have the right to cause the Company to effect an unlimited number of demand registrations, subject to certain customary restrictions, which demand registrations may take the form of a shelf registration; (ii) once the Company is eligible to do so, ARKO Parent and its affiliates will have the right to cause the Company to file and have declared effective a shelf registration statement on Form S-3 with respect to all of the shares of Class A common stock issuable upon conversion of the Class B Common Stock; and (iii) ARKO Parent and its affiliates will have the right to participate in certain registered offerings by the Company of its securities.

The Registration Rights Agreement contains customary provisions relating to cooperation with the registration process, black-out periods and customary securities law indemnity provisions in favor of ARKO Parent. With certain customary exceptions, the Company will be required to bear all registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares pursuant to the Registration Rights Agreement.

ARKO Parent’s Net Investment

ARKO Parent used a centralized approach to cash management and financing of its operations. Financial transactions relating to the Business were accounted for through ARKO Parent’s net investment account until the IPO, except for the Capital One Line of Credit and certain M&T Bank financing attributable to the Business. ARKO Parent’s net investment represents ARKO Parent’s interest in the recorded net assets of the Business. All significant transactions between the Business and ARKO Parent have been included in the combined financial statements.

Transactions with ARKO Parent

Transactions between the Business and ARKO Parent have been included in these combined financial statements and forgiven at the time the transaction was recorded. The total net effect of the settlement of these transactions with ARKO Parent is reflected in the combined statements of cash flows as a financing activity and on the combined balance sheets as ARKO Parent’s net investment. The components of the net transfers to ARKO Parent were as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Investments attributable to acquisitions during the year, net	$—	$—	$(20,287)
Investment attributable to TEG First Installment Payment (see Note 3)	—	21,741	—
Net investments attributable to ARKO Parent-controlled sites converted to fuel supply or consignment locations during the year and transfer of certain assets to the Company	1,016	5,088	1,145
Stock-based compensation granted by ARKO Parent	997	876	608
Net transfers to ARKO Parent	(64,195)	(108,815)	(43,467)
	$(62,182)	$(81,110)	$(62,001)

Allocation of Parent Depreciation Expenses

The depreciation expenses included in the combined statements of operations include an allocation of depreciation for certain locations’ property and equipment owned by ARKO Parent. These expenses have been allocated to the Business on the basis of usage based on specific site allocation.

Allocation of General and Administrative Expenses

The general and administrative expenses included in the combined statements of operations include an allocation for certain ARKO Parent expenses and shared service functions provided by ARKO Parent. These expenses have been allocated to the Business on the basis of estimated usage based on allocation methodologies which include, but are not limited to, total revenues and number of employees. Costs related to being a publicly traded company were not included in the cost allocation.

The Company’s management believes the assumptions regarding the allocation of general and administrative expense from ARKO Parent are reasonable. Nevertheless, the combined financial statements may not include the actual expenses that would have been incurred had the Business operated as a standalone company during the years ended December 31, 2025, 2024 and 2023. Actual costs that would have been incurred if the Business had operated as a standalone company would depend on multiple factors, including, but not limited to, organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Business may incur different costs associated with being a standalone public company and, therefore, would result in costs that vary from the allocation in the combined financial statements.

19. Financial Derivative Instruments

The Company makes limited use of derivative instruments (futures contracts) to manage certain risks related to diesel fuel prices. The Company does not hold any derivatives for speculative purposes and it does not use derivatives with leveraged or complex features. The Company currently uses derivative instruments that are traded primarily over national exchanges such as the New York Mercantile Exchange (“NYMEX”). For accounting purposes, the Company has designated its derivative contracts as fair value hedges of firm commitments.

As of December 31, 2025 and 2024, the Company had fuel futures contracts to hedge approximately 2.4 million gallons and 2.9 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of December 31, 2025 and 2024, the Company had an asset derivative with a fair value of approximately $0.1 million and $0.3 million, respectively, recorded in other current assets and a firm commitment with a fair value of approximately $0.1 million and $0.3 million, respectively, recorded in other current liabilities on the combined balance sheet.

As of December 31, 2025 and 2024, there was $0 and approximately $0.3 million, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the combined balance sheets. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the combined statements of cash flows.

20. Fair Value Measurements and Financial Instruments

The Company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e. observable inputs) and the lowest priority to data lacking transparency (i.e. unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2: Inputs to the valuation methodology include quoted market prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value adjustment.

The fair value of cash and cash equivalents, trade receivables, accounts payable and other current liabilities approximated their carrying values as of December 31, 2025 and 2024 primarily due to the short-term maturity of these instruments. The fair value of the other long-term debt approximated their respective carrying values as of December 31, 2025 and 2024 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

The Contingent Consideration from the acquisition of the business of Empire Petroleum Partners, LLC in 2020 was measured at fair value until December 2025 and amounted to $3.7 million as of December 31, 2024. The fair value methodology for the Contingent Consideration liability is categorized as Level 3 because inputs to the valuation methodology are unobservable and significant to the fair value adjustment. Approximately $0.3 million, $0.4 million and $0.3 million was recorded as a component of interest and other financial expenses on the combined statements of operations for the change in the fair value of the Contingent Consideration for the years ended December 31, 2025, 2024 and 2023, respectively, and approximately $2.0 million, $20.0 thousand and $0.6 million of income was recorded as a component of other expenses, net on the combined statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.

21. Segment Reporting

The reportable segments were determined based on information reviewed by the Company’s chief operating decision maker (“CODM”) for operational decision-making purposes, and the segment information is prepared on the same basis that the CODM reviews such financial information. The Company’s reportable segments are wholesale, fleet fueling and GPMP. Arie Kotler, the Company’s President, Chief Executive Officer, Chairman of the Board and Chairman of the ARKO Parent Board and ARKO Parent’s Chief Executive Officer is the CODM. The CODM utilizes operating income from each segment to assess its operating performance and to make decisions about allocating resources to each segment. In reviewing segment operating income each month, the CODM compares actual results to budgets and prior-year performance. Based on this analysis, the CODM allocates incremental capital spending and prioritizes strategic and business development initiatives across the segments. The CODM also uses this measure to make decisions on budgets, acquisitions, growth capital expenditures, and management compensation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that rent expenses for each segment are recognized and measured on the basis of cash payments.

The wholesale segment supplies fuel to dealers, sub-wholesalers and bulk and spot purchasers, on either a cost plus or consignment basis. For consignment arrangements, the Company retains ownership of the fuel inventory at the site, is responsible for the pricing of the fuel to the end consumer and shares the gross profit generated from the sale of fuel with the consignment dealers. For cost-plus arrangements, the Company sells fuel to dealers and bulk and spot purchasers on a fixed-fee basis. The sales price is determined according to the terms of the relevant agreement, which typically reflects the Company’s total fuel costs plus the cost of transportation, taxes and a fixed margin, with the Company generally retaining any prompt pay discounts and rebates.

The fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

The GPMP segment includes the sale and supply of fuel to substantially all ARKO Retail Sites, at the Company’s cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter), and a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) charged to certain of ARKO Retail Sites which are not supplied by the Company. ARKO Retail Sites that sell fuel are classified as related party sites. In addition, the GPMP segment includes the sale of fuel to substantially all of the Company’s wholesale locations at the Company’s cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) and charges a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) primarily to fleet fueling locations which were not supplied by the GPMP segment. These inter-segment transactions were eliminated in the combined financials statements. Through the second quarter of 2025, the GPMP segment also supplied fuel to a limited number of dealers.

The “All Other” segment includes the results of non-reportable segments that do not meet both quantitative and qualitative criteria as defined under ASC 280, Segment Reporting.

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses were included within the amounts shown; however, the fuel costs in the wholesale and fleet fueling segments exclude the estimated fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

The majority of general and administrative expenses, depreciation and amortization, net other expenses, income taxes and minor other income items are not allocated to the segments. Other segment expenses include utilities, telephone, upkeep and taxes, insurance, supplies, and certain other expenses. Other segment expenses in the GPMP segment also include general and administrative expenses, depreciation and amortization, and other income, net.

With the exception of goodwill as described in Note 8 above, assets and liabilities relevant to the reportable segments are generally not assigned to any particular segment, but rather, managed and reviewed by the CODM at the combined level. All reportable segment revenues were generated from sites within the U.S. and substantially all of the Company’s assets were within the U.S. No external customer represented more than 10% of revenues.

Inter-segment transactions primarily included the sale of fuel to substantially all of the Company’s wholesale locations at the Company’s cost of fuel plus a fixed margin and a fixed fee charged by the GPMP segment primarily to sites that sell fuel in the fleet fueling segment which are not supplied by the GPMP segment. The effect of these inter-segment transactions was eliminated in the combined financial statements.

Year Ended December 31, 2025	Wholesale	Fleet Fueling	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$2,700,838	$474,796	$849	$26,790	$3,203,273
Fuel revenue – related party	—	—	2,302,547	—	2,302,547
Other revenues, net	52,270	8,983	727	1,083	63,063
Other revenues, net – related party	—	—	2,685	9,696	12,381
Total revenues from external customers	$2,753,108	$483,779	$2,306,808	$37,569	$5,581,264
Inter-segment revenues	$—	$—	$2,541,476	$12,030	$2,553,506

Fuel costs	$2,606,306	$409,063	$848
Fuel costs – related party			2,259,307
Fuel costs – inter-segment			2,484,616
Credit card fees	6,900	4,409
Rent, included allocated expenses	40,914	11,529
Repairs and maintenance	4,399	4,180
Other segment expenses	5,193	6,002	10,603	47,096
Operating income from segments	$89,396	$48,596	$92,910	$2,503	$233,405
Interest and other financial expenses, net			$(30,944)		$(30,944)

Year Ended December 31, 2024	Wholesale	Fleet Fueling	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$2,802,251	$515,462	$3,624	$30,029	$3,351,366
Fuel revenue – related party	—	—	2,964,304	—	2,964,304
Other revenues, net	28,918	9,135	838	1,321	40,212
Other revenues, net – related party	—	—	2,781	9,076	11,857
Total revenues from external customers	2,831,169	524,597	2,971,547	40,426	6,367,739
Inter-segment revenues	$—	$—	$2,651,539	$11,320	$2,662,859

Fuel costs	$2,711,901	$451,173	$3,507
Fuel costs – related party			2,913,130
Fuel costs – inter-segment			2,596,455
Credit card fees	7,651	4,249
Rent, included allocated expenses	24,419	11,204
Repairs and maintenance	3,156	4,201
Other segment expenses	3,963	5,263	10,956	52,126
Operating income (loss) from segments	$80,079	$48,507	$99,038	$(380)	$227,244
Interest and other financial expenses, net			$(31,698)		$(31,698)

Year Ended December 31, 2023	Wholesale	Fleet Fueling	GPMP	All Other	Total
	(in thousands)
Revenues
Fuel revenue	$3,041,760	$530,937	$3,681	$31,073	$3,607,451
Fuel revenue – related party	—	—	3,313,404	—	3,313,404
Other revenues, net	25,628	7,818	939	1,420	35,805
Other revenues, net – related party	—	—	2,897	8,464	11,361
Total revenues from external customers	3,067,388	538,755	3,320,921	40,957	6,968,021
Inter-segment revenues	$—	$—	$2,892,013	$11,179	$2,903,192

Fuel costs	$2,948,852	$475,037	$3,675
Fuel costs – related party			3,260,225
Fuel costs – inter-segment			2,836,659
Credit card fees	9,398	3,997
Rent, included allocated expenses	21,482	10,172
Repairs and maintenance	3,309	3,690
Other segment expenses	4,725	4,439	9,929	50,189
Operating income from segments	$79,622	$41,420	$102,446	$1,947	$225,435
Interest and other financial expenses, net			$(29,487)		$(29,487)

A reconciliation of operating income from reportable segments to income before income taxes on the combined statements of operations was as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating income from reportable segments	$230,902	$227,624	$223,488
All other operating income (loss)	2,503	(380)	1,947
Intercompany charges by GPMP [1]	(56,859)	(55,253)	(55,649)
Interest and other financial expenses, net	(30,944)	(31,698)	(29,487)
Amounts not allocated to segments:
Site operating expenses, including allocated expenses	(2,609)	(2,033)	(1,319)
General and administrative expenses, including allocated expenses	(39,277)	(39,117)	(38,672)
Depreciation and amortization, including allocated expenses	(47,369)	(38,716)	(36,790)
Other expenses, net	(3,360)	(123)	(3,472)
Interest and other financial expenses, net	(11,148)	(4,979)	(5,577)
Income before income taxes	$41,839	$55,325	$54,469

1 Represents the estimated fixed margin or fixed fee (through December 31, 2025, 5.0 cents per gallon) paid to the GPMP segment for the cost of fuel and recorded by the GPMP segment as inter-segment revenues.

22. Subsequent Events

Refer to Note 1 for discussion of the IPO, Note 11 for amendments to financing agreements related to the IPO, Note 16 for voting rights following the IPO, dividend policy and dividend declared and Note 18 for certain agreements the Company entered into with ARKO Parent in connection with the IPO.