Form 10-Q
period 2026-03-31
ARKO Petroleum Corp.
filed 2026-05-11
CIK 2080921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43121

ARKO Petroleum Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2784337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 8, 2026, the registrant had 12,570,223 shares of its Class A common stock, par value $0.0001 per share (“Class A common stock”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

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

PART I. FINANCIAL INFORMATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “APC,” “we,” “our,” “ours,” and “us” refer to ARKO Petroleum Corp., a Delaware corporation, including our consolidated subsidiaries.

Item 1. Financial Statements

ARKO Petroleum Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$21,669	$15,556
Restricted cash	736	—
Trade receivables, net	151,493	80,832
Inventory	30,090	23,093
Other current assets	47,122	43,054
Total current assets	251,110	162,535
Non-current assets:
Property and equipment, net	265,882	262,743
Right-of-use assets under operating leases	423,694	415,179
Right-of-use assets under financing leases, net	61,809	62,739
Goodwill	76,687	76,687
Intangible assets, net	149,107	154,326
Deferred tax asset	73,270	70,934
Other non-current assets	70,779	68,331
Total assets	$1,372,338	$1,273,474
Liabilities
Current liabilities:
Long-term debt, current portion	$1,461	$6,783
Accounts payable	121,904	75,224
Other current liabilities	84,320	53,586
Operating leases, current portion	29,570	27,820
Financing leases, current portion	2,183	2,095
Total current liabilities	239,438	165,508
Non-current liabilities:
Long-term debt, net	183,080	385,247
Asset retirement obligation	49,429	47,571
Operating leases	444,156	431,364
Financing leases	94,101	94,638
Other non-current liabilities	117,639	113,031
Total liabilities	1,127,843	1,237,359
Commitments and contingencies — see Note 11
Stockholders' equity / total net investment:
Class A common stock ($0.0001 par value) – authorized: 400,000,000 shares; issued and outstanding: 12,570,223 and 0 shares, respectively	1	—
Class B common stock ($0.0001 par value) – authorized: 200,000,000 shares; issued and outstanding: 35,000,000 and 0 shares, respectively	—	—
Common stock ($0.0001 par value) – 0 and 1,000 authorized, issued and outstanding, respectively	—	—
ARKO Parent's net investment	—	36,115
Additional paid-in capital	244,494	—
Retained earnings	—	—
Total net investment	—	36,115
Total stockholders' equity	244,495	—
Total liabilities and stockholders' equity / total net investment	$1,372,338	$1,273,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Fuel revenue [1]	$807,598	$756,798
Fuel revenue – related party [2]	514,484	574,416
Other revenues, net	19,102	12,957
Other revenues, net – related party	3,181	3,155
Total revenues	1,344,365	1,347,326
Operating expenses:
Fuel costs [1]	767,142	720,211
Fuel costs – related party [2]	503,519	563,833
Site operating expenses, including allocated expenses	26,928	22,017
General and administrative expenses, including allocated expenses	10,814	10,748
Depreciation and amortization, including allocated expenses	14,787	13,503
Total operating expenses	1,323,190	1,330,312
Other expenses, net	1,063	1,195
Operating income	20,112	15,819
Interest and other financial income, including allocated income	209	138
Interest and other financial expenses, including allocated expenses	(9,236)	(9,750)
Income before income taxes	11,085	6,207
Income tax expense	(3,003)	(1,674)
Net income	$8,082	$4,533
Net income per share – basic and diluted	$0.20	$0.13
Weighted average shares outstanding:
Basic and diluted	41,104	35,000
Supplemental information:
[1] Includes excise tax of:	$141,050	$138,318
[2] Includes excise tax of:	99,568	115,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Changes in Equity / Net Investment

(Unaudited, in thousands, except share data)

	Common stock		Class A common stock		Class B common stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Parent's Net Investment	Additional paid-in capital	Retained Earnings	Total stockholders' equity
Balance at January 1, 2026	1,000	$—	—	$—	—	$—	$36,115	$—	$—	$36,115
Net transfers from ARKO Parent	—	—	—	—	—	—	5,657	—	—	5,657
Net income	—	—	—	—	—	—	4,331	—	3,751	8,082
Share-based compensation	—	—	—	—	—	—	—	234	—	234
Conversion of common stock to Class B common stock	(1,000)	—	—	—	35,000,000	—	(46,103)	46,103	—	—
Issuance of Class A common stock in IPO	—	—	12,570,223	1	—	—	—	206,774	—	206,775
Dividends declared (26 cents per share)	—	—	—	—	—	—	—	(8,617)	(3,751)	(12,368)
Balance at March 31, 2026	—	$—	12,570,223	$1	35,000,000	$—	$—	$244,494	$—	$244,495

Total Net Investment
Balance at January 1, 2025	$65,570
Net transfers to ARKO Parent	(6,655)
Net income	4,533
Balance at March 31, 2025	$63,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$8,082	$4,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,787	13,503
Deferred income taxes	395	(1,869)
Loss on disposal of assets and impairment charges, net	455	1,170
Amortization of deferred financing costs	512	372
Amortization of deferred income	(2,407)	(2,144)
Amortization of prepaid to related party	764	1,084
Accretion of asset retirement obligation	330	249
Non-cash rent	176	726
Charges to allowance for credit losses	279	206
Share-based compensation	348	262
Fair value adjustment of financial assets and liabilities	—	31
Other operating activities, net	—	20
Changes in assets and liabilities:
Increase in trade receivables	(70,940)	(14,320)
(Increase) decrease in inventory	(6,997)	743
Increase in other assets	(4,943)	(145)
Increase in related party assets	(3,323)	(2,996)
Increase in accounts payable	46,680	5,010
Increase in other current liabilities	19,567	1,723
Decrease in asset retirement obligation	(172)	(292)
Increase in non-current liabilities	2,965	7,056
Net cash provided by operating activities	$6,558	$14,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from investing activities:
Purchase of property and equipment	$(5,845)	$(6,728)
Proceeds from sale of property and equipment	31	7
Net cash used in investing activities	(5,814)	(6,721)
Cash flows from financing activities:
Repayment of long-term debt	(209,440)	(614)
Principal payments on financing leases	(494)	(255)
Proceeds from issuance of Class A shares in IPO, net of underwriting discounts and commissions	210,426	—
Payment of IPO costs	(1,617)	—
Pre-IPO net transfers from (to) ARKO Parent	7,230	(7,541)
Net cash provided by (used in) financing activities	6,105	(8,410)
Net increase (decrease) in cash and cash equivalents and restricted cash	6,849	(209)
Cash and cash equivalents and restricted cash, beginning of period	15,556	25,341
Cash and cash equivalents and restricted cash, end of period	$22,405	$25,132
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$15,556	$25,086
Restricted cash, beginning of period	—	255
Cash and cash equivalents and restricted cash, beginning of period	$15,556	$25,341
Cash and cash equivalents, end of period	$21,669	$24,989
Restricted cash, end of period	736	143
Cash and cash equivalents and restricted cash, end of period	$22,405	$25,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2026	2025
Supplementary cash flow information:
Cash received for interest	$209	$138
Cash paid for interest and allocated interest	8,386	9,040
Cash paid for taxes, net of refunds	640	3,544
Supplementary noncash activities:
ARKO Parent's pre-IPO net investment for ARKO Parent-controlled sites converted to fuel supply or consignment locations	$(1,687)	$624
Prepaid insurance premiums financed through notes payable	613	—
Purchases of equipment in accounts payable and accrued expenses	2,856	—
Purchase of property and equipment under leases	1,549	794
Disposals of leases of property and equipment	1,754	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

ARKO Petroleum Corp. (the “Company”) was formed in July 2025 as a Delaware corporation and an indirect wholly owned subsidiary of ARKO Corp., a Delaware corporation (“ARKO Parent”) whose common stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “ARKO.”

On February 13, 2026, the Company completed its initial public offering of 11,111,111 shares of its Class A common stock, par value $0.0001 per share (“Class A common stock”), at a price to the public of $18.00 per share. In connection with the initial public offering, the Company granted to the underwriters an option for a period of 30 days following the closing of the initial public offering to purchase up to an additional 1,666,666 shares of Class A common stock to cover over-allotments. On March 5, 2026, the underwriters exercised their option to purchase 1,459,112 shares of Class A common stock, and on March 9, 2026, the Company issued and sold such shares to the underwriters. The foregoing transactions are collectively referred to as the “IPO.” The total net proceeds from the IPO were approximately $206.8 million, after deducting $15.8 million in underwriting discounts and commissions and $3.7 million of offering costs. As of the date of this Quarterly Report on Form 10-Q, ARKO Parent owns 35,000,000 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B common stock”), representing 73.6% of the economic interests in the Company and 93.3% of the combined voting power of the Class A common stock and Class B common stock. The Class A common stock is listed on Nasdaq under the symbol “APC.” The Class B common stock is not publicly listed or traded.

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

The accompanying financial statements for the periods prior to the IPO were derived primarily from the historical accounting records of ARKO Parent’s wholesale business, fleet fueling business and the supply of fuel to substantially all ARKO Retail Sites (together, the “Business”), which was contributed to the Company upon the IPO, and have been carved out of the activity of ARKO Parent and combined. The Company’s operations are primarily performed by the following wholly owned subsidiaries (and their respective subsidiaries) contributed to the Company by ARKO Parent: GPM Empire, LLC, a Delaware limited liability company formed in 2020 (“GPME”), and GPM Petroleum LP, a Delaware limited partnership formed in 2015 (“GPMP”). See Note 2 for basis of presentation details.

The Company is engaged in (i) wholesale activity, which includes the supply of fuel to gas stations operated by third-party dealers, (ii) fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and the issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites, and (iii) wholesale distribution of fuel to substantially all of the ARKO Retail Sites. As of March 31, 2026, the Company’s activity included the supply of fuel to 2,126 gas stations operated by dealers, the supply of fuel to 1,056 gas stations operated by ARKO Parent, and the operation of 292 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

The Company has three reportable segments: wholesale, fleet fueling and GPMP. Refer to Note 9 below for further information with respect to the segments.

2. Summary of Significant Accounting Policies

Basis of Presentation

For the periods preceding the IPO, the accompanying condensed consolidated financial statements (the “interim financial statements”) represented the results of operations, financial position and cash flows of the Business, inclusive of assumptions and allocations made to depict the Business on a standalone basis, and have been derived from the reviewed condensed consolidated financial statements of ARKO Parent. These interim financial statements reflect the historical results of operations, financial position and cash flows of the Business for the periods presented. Accordingly, if the Business had operated as a standalone entity, its results may have differed materially from those presented in the interim financial statements. The carve-out transaction involved the reorganization of the Business and its net assets under common control; therefore, the historical cost basis for the Business’ net assets used in these interim financial statements was the same as ARKO Parent’s historical cost basis for these net assets.

All revenues and costs as well as assets and liabilities directly associated with the Business have been included in the interim financial statements. For the periods preceding the IPO, the interim financial statements also include allocations of certain operating and corporate expenses from ARKO Parent relating to the Business based on the historical financial statements and accounting records of ARKO Parent. See Note 12 for more information about the expenses allocated from ARKO Parent. The expense allocation has been determined based on what management considered to be the most reasonable reflection of the Business’ expenses for the periods preceding the IPO. However, the allocation may not reflect the costs the Business would have incurred if it had operated as a separate, standalone entity for the periods preceding the IPO or if the Business had been operated by a different parent entity.

ARKO Parent used a centralized approach to cash management and financing of its operations. Financial transactions relating to the Business were accounted for through ARKO Parent’s net investment account for the periods preceding the IPO. Accordingly, none of ARKO Parent’s cash, cash equivalents or debt at the corporate level were assigned to the Business in the interim financial statements for the periods preceding the IPO, except for the Capital One Line of Credit and certain M&T Bank financing attributable to the Business as further described in Note 3 below and in the annual financial statements (as defined below). ARKO Parent’s net investment represented ARKO Parent’s interest in the recorded net assets of the Business.

All significant transactions between the Business and ARKO Parent were reflected within ARKO Parent’s net investment within the interim financial statements for the periods preceding the IPO, and all significant intercompany balances and transactions within the Business have been eliminated in the interim financial statements.

Interim Financial Statements

The interim financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited combined financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “annual financial statements”).

The same significant accounting policies, presentation and methods of computation have been followed in these interim financial statements as were applied in the preparation of the annual financial statements.

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

Use of Estimates

In the preparation of interim financial statements, management may make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include lease liabilities; impairment of goodwill, intangible, right-of-use and fixed assets; environmental assets and liabilities; deferred tax assets; and asset retirement obligations.

Trade Receivables

The majority of trade receivables are typically from dealers, fleet fueling customers and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week of the purchase and time of day of the purchase. Receivables from dealers and customer credit accounts are typically due within one to 30 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due. At each balance sheet date, the Company recognizes a loss allowance for expected credit losses on trade receivables. As of March 31, 2026, March 31, 2025, December 31, 2025 and December 31, 2024, net trade receivables totaled $151.5 million, $102.3 million, $80.8 million and $88.2 million, respectively.

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

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs were $8.5 million, $7.0 million, $8.2 million and $6.7 million as of March 31, 2026, March 31, 2025, December 31, 2025 and December 31, 2024, respectively, were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. Amortization expense for the three months ended March 31, 2026 and 2025 was $0.6 million and $0.4 million, respectively, and was included in fuel costs in the condensed consolidated statements of operations. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company recognizes a contract asset when making upfront incentive payments to dealers. Certain of the upfront consideration represents a prepaid incentive, as these payments are not made for distinct services provided by the dealer. Others represent payments for equipment installed at a dealer location. The prepaid incentives were $56.0 million, $44.9 million, $51.8 million and $43.8 million as of March 31, 2026, March 31, 2025, December 31, 2025 and December 31, 2024, respectively, and were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized as a reduction of revenue over the term of the specific agreement. Amortization expense for the three months ended March 31, 2026 and 2025 was $2.0 million and $1.4 million, respectively.

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

Refer to Note 10 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

Income Taxes

For periods preceding the IPO, income taxes were prepared under the separate return method, consistent with the provisions of ASC 740, Income Taxes, and demonstrate the tax impact on the Company had it not been eligible to be included in a consolidated income tax return with ARKO Parent. The interim financial statements reflected the income tax expense and deferred tax assets or liabilities attributable to the Company. Cash paid for taxes due during each reporting period preceding the IPO was paid by ARKO Parent and settled through equity in alignment with ASC 740.

Leases

The Company recorded on the condensed consolidated balance sheets the right-of-use assets and lease liabilities if the Company or any of its subsidiaries are an obligor of a lease agreement or for historical periods, if the Company was expected to assume the lease obligation related to a lease arrangement entered into by ARKO Parent. Similarly, for historical periods the Company had accounted for the subleases as if the Company or any of its subsidiaries are a sublessor of a sublease agreement if it was expected to assume and benefit from the sublease arrangement entered into by ARKO Parent.

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

The Company’s share count has been recast in all periods preceding the IPO to reflect the number of shares of Class B common stock, $0.0001 par value per share, issued in conjunction with the IPO to ARKO Parent in exchange for the 1,000 shares of common stock initially issued to ARKO Parent in connection with the Company’s initial incorporation, which shares of common stock were cancelled as part of the exchange. As such, the share counts, corresponding common stock amounts and earnings per share have been retroactively adjusted.

In accordance with ASC 260, the shares of Class A common stock issued in connection with the IPO are included in earnings (loss) per share calculations for periods subsequent to the closing of the IPO and are not included in the earnings (loss) per share calculations for periods prior to the closing of the IPO.

Share-Based Compensation

ASC 718, Compensation – Stock Compensation, requires the cost of all share-based payments to employees to be recognized in the statements of operations and establishes fair value as the measurement objective in accounting for share-based payment arrangements of ARKO Parent and the Company. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards on the date of grant.

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

New Accounting Pronouncements Adopted

Credit Losses – In May 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides optional practical expedients to simplify the estimation of expected credit losses on certain financial assets. The amendments modify the CECL model by introducing streamlined approaches for determining expected credit losses on current accounts receivable and contract assets, along with related enhancements to required disclosures about credit risk and the measurement of expected credit losses. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The practical expedients and disclosure enhancements are required to be applied prospectively. The adoption of this ASU, including the practical expedients, did not have a material impact on the Company’s interim financial statements and related disclosures.

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

3. Debt

The components of debt were as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
ARKO Parent Notes	$14,785	$—
M&T debt attributable to the Business	—	14,624
Capital One Line of Credit	169,286	377,406
Insurance premium notes	470	—
Total debt, net	$184,541	$392,030
Less current portion of ARKO Parent Notes	(991)	—
Less current portion of other long-term debt	(470)	(6,783)
Total long-term debt, net	$183,080	$385,247

M&T Bank Credit Agreement

In connection with the consummation of the IPO, on February 11, 2026, the ARKO Parent credit agreement with M&T Bank (the “M&T Credit Agreement”) was amended to remove the Company’s subsidiaries as borrowers or guarantors thereunder, and the Company’s assets that previously served as collateral under the M&T Credit Agreement were released from M&T’s security interest.

ARKO Parent Related Party Notes

On February 13, 2026, the Company entered into subordinated, unsecured promissory notes (the “ARKO Parent Notes”) with subsidiaries of ARKO Parent in an aggregate principal amount of $14.9 million which equaled the portion of the debt under the M&T Credit Agreement attributable to the Business. The material terms of the ARKO Parent Notes mirror those contained in the M&T Credit Agreement; provided that the ARKO Parent Notes have a 15-year term. The ARKO Parent Notes are intended to reflect the economics of, and align the Company’s payment obligations with, the portion of the indebtedness outstanding under the M&T Credit Agreement that is attributable to the Business.

Financing Agreement with PNC Bank, National Association (“PNC”)

ARKO Parent and certain subsidiaries (including certain of the Company’s subsidiaries) have financing arrangements with PNC that provide secured revolving credit facilities for purposes of financing working capital. Prior to the IPO, ARKO Parent maintained a single secured revolving credit facility with PNC (the “ARKO Parent PNC Line of Credit” and the credit agreement related thereto, the “ARKO Parent PNC Credit Agreement”).

In connection with the consummation of the IPO, the ARKO Parent PNC Credit Agreement was separated into two distinct credit facilities. The ARKO Parent PNC Credit Agreement was amended and restated to, among other things, remove the Company’s subsidiaries as co-borrowers from the ARKO Parent PNC Credit Agreement. Concurrently, certain of the Company’s subsidiaries entered into a separate amended and restated credit agreement with PNC (the “PNC Credit Agreement”) providing for a secured revolving credit facility (the “PNC Line of Credit”) with substantially similar terms as those under the ARKO Parent PNC Line of Credit; provided that the aggregate principal amount available under the ARKO Parent PNC Line of Credit is up to $56 million, and the PNC Line of Credit is up to $84 million, for total aggregate availability of $140 million which was the aggregate principal availability under the ARKO Parent PNC Line of Credit prior to the IPO. The PNC Credit Agreement, among other carveouts, permits distributions to the Company for purposes of making dividends provided that no event of default shall have occurred thereunder and the borrowers have “Undrawn Availability” and “Average Undrawn Availability” (in each case, as defined in such agreement) of not less than 20% of the Maximum Revolving Advance Amount (as defined in such agreement). The maturity date for the PNC Line of Credit is the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes (as defined in Note 11) or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit. As of March 31, 2026, there were no borrowings under the PNC Line of Credit.

The PNC Line of Credit contains customary restrictive covenants and events of default.

Financing Agreement with a Syndicate of Banks led by Capital One, National Association

GPMP has a revolving credit facility with a syndicate of banks led by Capital One, National Association, in an aggregate principal amount of up to $800 million (as amended, the “Capital One Line of Credit”). At GPMP’s request, the Capital One Line of Credit can be increased up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or from other banks, and subject to certain terms as detailed in the Capital One Line of Credit. The Capital One Line of Credit is available for general GPMP purposes, including working capital, capital expenditures and permitted acquisitions. The Capital One Line of Credit matures on May 5, 2028.

On January 13, 2026, GPMP entered into an amendment to the Capital One Line of Credit, and has since used $206.7 million of the net proceeds from the IPO to repay indebtedness outstanding under the Capital One Line of Credit. The Company and certain of its subsidiaries entered into certain pledge and security agreements whereby the Capital One Line of Credit is secured by GPME’s interest in, and proceeds from, the Company’s agreements with ARKO Parent and the Company’s fuel supply agreements with certain of its fuel supply partners and a pledge of the Company’s equity interests in GPMP.

4. Leases

Lessee

As of March 31, 2026, ARKO Parent and the Company collectively leased 551 dealer locations, 155 cardlock locations, former store locations, and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, ARKO Parent and the Company lease certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

As of March 31, 2026, the Company directly leased a total of 177 dealer locations and cardlock locations. In addition, as of March 31, 2026, the Company or its subsidiaries leased jointly and severally with ARKO Parent from third party lessors 233 sites, of which 129 sites were attributable to the Business. As of March 31, 2026, the total lease liabilities related to such joint and several agreements were $337.2 million, of which $154.6 million related to the Business and was recorded on the condensed consolidated balance sheet. Refer to Note 12 for details on related party leases.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$959	$405
Interest on lease liabilities	1,883	663
Operating lease costs included in site operating expenses	15,943	12,271
Operating lease costs included in general and administrative expenses	144	171
Lease cost related to variable lease payments, short-term leases and leases of low value assets	262	—
Right-of-use asset impairment charges and loss (gain) on disposals of leases	230	490
Total lease costs	$19,421	$14,000

Lessor

The Company leases and subleases owned and leased properties to dealers and other tenants and subtenants, directly or as assigned by ARKO Parent, which are accounted for as operating or sales-type leases. The majority of these leases and subleases are for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options beyond 10 years. Some of the lease agreements include lease payments that are based upon the tenant’s or subtenant’s sales subject to fixed minimum lease payments. Lessees often post a security deposit as collateral at the time of lease inception. Total operating lease income was approximately $15.3 million and $9.4 million for the three months ended March 31, 2026 and 2025, respectively. Lease income is included in other revenues, net in the condensed consolidated statements of operations.

5. Financial Derivative Instruments

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

As of both March 31, 2026 and December 31, 2025, the Company had fuel futures contracts to hedge approximately 2.4 million gallons of diesel fuel for which the Company had a firm commitment to purchase. As of March 31, 2026 and December 31, 2025, the Company had an asset derivative with a fair value of approximately $0.7 million and $0.1 million, respectively, recorded in other current assets, and a firm commitment with a fair value of approximately $0.7 million and $0.1 million, respectively, recorded in other current liabilities on the condensed consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, there was $0.7 million and $0, respectively, of cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheets. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the condensed consolidated statements of cash flows.

6. Equity

Voting Rights of Common Stock

Under the Company’s amended and restated certificate of incorporation, holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to five votes per share, in each case on all matters submitted to a vote of the Company’s stockholders. Shares of Class B common stock may only be owned by ARKO Parent and its affiliates (other than the Company).

Dividends

The Company’s board of directors (the “Board”) declared on March 27, 2026 a quarterly pro-rated dividend of $0.26 per share of common stock, pro-rated to reflect the portion of the first quarter of 2026 following the closing of the IPO on February 13, 2026. This dividend was paid on April 21, 2026 to stockholders of record as of April 10, 2026, totaling $12.4 million. The Company currently intends to pay a regular quarterly cash dividend of $0.50 per share to holders of its common stock, or $2.00 per share on an annualized basis.

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

7. Share-Based Compensation

ARKO Petroleum Corp. Incentive Compensation Plan

The Company adopted the ARKO Petroleum Corp. 2026 Incentive Compensation Plan immediately prior to the IPO. Under such plan, the compensation committee of the Board has approved the grant of performance-based restricted stock units of the Company (“APC PSUs”) to certain of the Company’s employees and certain employees of ARKO Parent who are not employed by the Company but, on behalf of ARKO Parent, provide management services to the Company. Vesting periods are assigned to APC PSUs on a grant-by-grant basis at the discretion of the Board and except in certain limited situations, all awards are subject to a minimum vesting period of one year. The Company will issue new shares of Class A common stock upon vesting of the APC PSUs.

Additionally, non-employee directors serving on the Board receive an annual restricted stock unit (“APC RSUs”) grant and may receive APC RSUs in lieu of up to 100% of cash fees, which vest immediately, are entitled to dividends declared on the Company’s common stock, and will be settled in shares of Class A common stock of the Company upon the director’s departure from the Board, or upon an earlier change in control of the Company. During the three months ended March 31, 2026, no APC RSUs were issued to the Company’s non-employee directors.

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to the APC PSUs:

	APC PSUs	Weighted Average Grant Date Fair Value per Share (1)
	(in thousands)
Nonvested APC PSUs, December 31, 2025	—	$—
Granted	120	18.72
Performance-based share adjustment	(35)	18.72
Nonvested APC PSUs, March 31, 2026	85	$18.72

During the three months ended March 31, 2026, the Company granted approximately 62 thousand APC PSUs to its employees and approximately 58 thousand APC PSUs to employees of ARKO Parent who provide on behalf of ARKO Parent services to the Company, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of Class A common stock equal to up to 150% of the number of APC PSUs granted, net of APC PSUs forfeited. The APC PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of APC PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company or ARKO Parent and related entities through the last day of the performance period or the applicable vesting date and a certification by the compensation committee of the Board that the applicable performance criteria have been met.

The Company assesses the probability of achieving the performance criteria on a quarterly basis, and the compensation committee of the Board determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period.

ARKO Corp. Incentive Compensation Plan

The compensation committee of ARKO Parent’s board of directors (the “ARKO Parent Board”) has approved the grant of non-qualified restricted stock units (“ARKO RSUs”) and performance-based RSUs (“ARKO PSUs”) to certain Company employees under the ARKO Corp. 2020 Incentive Compensation Plan. Vesting periods are assigned to ARKO RSUs on a grant-by-grant basis at the discretion of the ARKO Parent Board and except in certain limited situations, all awards are subject to a minimum vesting period of one year. ARKO Parent will issue` new shares of ARKO Parent’s common stock upon vesting of the ARKO RSUs.

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to the ARKO RSUs and ARKO PSUs issued to Company employees:

	ARKO RSUs and PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested ARKO RSUs and PSUs, December 31, 2025	406	$6.46
Granted	146	6.43
Released	(79)	7.41
Nonvested ARKO RSUs and PSUs, March 31, 2026	473	$6.29

During the three months ended March 31, 2026, ARKO Parent granted approximately 12 thousand ARKO PSUs to the Company’s employees, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of ARKO Parent’s common stock equal to up to 150% of the number of ARKO PSUs granted, net of ARKO PSUs forfeited. The ARKO PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific ARKO Parent performance criteria measured over such period. The number of ARKO PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the compensation committee of the ARKO Parent Board that the applicable performance criteria have been met.

ARKO Parent assesses the probability of achieving the performance criteria on a quarterly basis, and the compensation committee of the ARKO Parent Board determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period. In the first quarter of 2026, the compensation committee of the ARKO Parent Board determined that the performance criteria for the performance period ended December 31, 2025 had been met and certified that the percentage of ARKO PSUs that vested with respect to the target amount for the

ARKO PSUs granted in 2023 was 60% and for ARKO PSUs granted in 2025 with cliff vesting at the end of a one-year period was 100%.

The fair value of ARKO RSUs and ARKO PSUs released during the three months ended March 31, 2026 was $0.9 million.

Share-Based Compensation Cost

As of March 31, 2026, total unrecognized compensation cost related to ARKO RSUs, ARKO PSUs and APC PSUs was approximately $3.3 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Total share-based compensation cost recorded for the Company’s employees and certain employees of ARKO Parent who provide management services to the Company for each of the three months ended March 31, 2026 and 2025 was $0.3 million, and is included in general and administrative expenses on the condensed consolidated statements of operations.

8. Earnings per Share

The holders of the Company’s Class A and Class B common stock (together, “common stock”) have identical liquidation and dividend rights but different voting rights. Accordingly, the Company presents the earnings per share (“EPS”) for Class A and Class B common stock together.

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income	$8,082	$4,533
Weighted average common shares outstanding — Basic and Diluted	41,104	35,000
Net income per share — Basic and Diluted	$0.20	$0.13

The following potential shares of common stock have been excluded from the computation of diluted net income per share because their effect would have been antidilutive:

	As of March 31,
	2026	2025
	(in thousands)
APC PSUs	85	—

9. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, trade receivables, accounts payable and other current liabilities approximated their carrying values as of March 31, 2026 and December 31, 2025 primarily due to the short-term maturity of these instruments. The fair value of the other long-term debt approximated their respective carrying values as of March 31, 2026 and December 31, 2025 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

10. Segment Reporting

The reportable segments were determined based on information reviewed by the Company’s chief operating decision maker (“CODM”) for operational decision-making purposes, and the segment information is prepared on the same basis that the CODM reviews such financial information. The Company’s reportable segments are wholesale, fleet fueling and GPMP. Arie Kotler, the Company’s President, Chief Executive Officer, and Chairman of the Board, is the CODM. The CODM utilizes operating income from each segment to assess its operating performance and to make decisions about allocating resources to each segment. In reviewing segment operating income each month, the CODM compares actual results to budgets and prior-year performance. Based on this analysis, the CODM allocates incremental capital spending and prioritizes strategic and business development initiatives across the segments. The CODM also uses this measure to make decisions on budgets, acquisitions, capital expenditures, and management compensation.

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

The GPMP segment includes the sale and supply of fuel to substantially all ARKO Retail Sites, at the Company’s cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter), and a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) charged to certain of ARKO Retail Sites which are not supplied by the Company. ARKO Retail Sites that sell fuel are classified as related party sites. In addition, the GPMP segment includes the sale of fuel to the Company’s locations in the wholesale segment and, beginning February 1, 2026, to the Company’s locations in the fleet fueling segment, at the Company’s cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter). Prior to February 1, 2026, the GPMP segment charged a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) primarily to fleet fueling locations that were not supplied by the GPMP segment. These inter-segment transactions were eliminated in the interim financial statements. Through the second quarter of 2025, the GPMP segment also supplied fuel to a limited number of third-party dealers.

The “All Other” segment includes the results of non-reportable segments that do not meet both quantitative and qualitative criteria as defined under ASC 280, Segment Reporting.

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Inter-segment expenses were included within the amounts shown; however, the fuel costs in the wholesale and fleet fueling segments exclude the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

The majority of general and administrative expenses, depreciation and amortization, net other expenses, income taxes and minor other income items are not allocated to the segments. Other segment expenses include utilities, telephone, upkeep and taxes, insurance, supplies, and certain other expenses. Other segment expenses in the GPMP segment also include general and administrative expenses, and depreciation and amortization.

With the exception of goodwill, assets and liabilities relevant to the reportable segments are generally not assigned to any particular segment, but rather, managed and reviewed by the CODM at the consolidated level. All reportable segment revenues were generated from sites within the U.S. and substantially all of the Company’s assets were within the U.S.

Inter-segment transactions primarily included the sale of fuel to all of the Company’s wholesale locations, and beginning February 1, 2026, to all the fleet fueling locations, at the Company’s cost of fuel plus a fixed margin. Until February 1, 2026, a fixed fee was charged by the GPMP segment primarily to sites that sold fuel in the fleet fueling segment that were not supplied by the GPMP segment. The effect of these inter-segment transactions was eliminated in the interim financial statements.

	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended March 31, 2026	(in thousands)
Revenues
Fuel revenue	$673,855	$127,299	$—	$6,444	$807,598
Fuel revenue – related party	—	—	514,484	—	514,484
Other revenues, net	16,530	2,241	171	160	19,102
Other revenues, net – related party	524	—	714	1,943	3,181
Total revenues from external customers	$690,909	$129,540	$515,369	$8,547	$1,344,365
Inter-segment revenues	$—	$—	$723,251	$3,142	$726,393

Fuel costs	$650,964	$110,554	$—
Fuel costs – related party			503,519
Fuel costs – inter-segment			707,163
Credit card fees	1,522	1,410
Rent, including allocated expenses	12,952	2,972
Repairs and maintenance	1,267	990
Other segment expenses	1,192	1,659	2,322	11,545
Operating income from segments	$23,012	$11,955	$25,616	$144	$60,727
Interest and other financial expenses, net			$(5,521)		$(5,521)

	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended March 31, 2025	(in thousands)
Revenues
Fuel revenue	$630,060	$118,406	$496	$7,836	$756,798
Fuel revenue – related party	—	—	574,416	—	574,416
Other revenues, net	10,352	2,118	155	332	12,957
Other revenues, net – related party	—	—	652	2,503	3,155
Total revenues from external customers	$640,412	$120,524	$575,719	$10,671	$1,347,326
Inter-segment revenues	$—	$—	$594,148	$2,582	$596,730

Fuel costs	$610,013	$103,104	$496
Fuel costs – related party			563,833
Fuel costs – inter-segment			580,944
Credit card fees	1,669	1,045
Rent, included allocated expenses	8,656	2,854
Repairs and maintenance	991	918
Other segment expenses	453	1,611	2,668	12,273
Operating income from segments	$18,630	$10,992	$21,926	$980	$52,528
Interest and other financial expenses, net			$(7,478)		$(7,478)

A reconciliation of operating income from reportable segments to income before income taxes on the condensed consolidated statements of operations is as follows:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating income from reportable segments	$60,583	$51,548
All other operating income	144	980
Intercompany charges by the GPMP segment [1]	(16,088)	(13,204)
Interest and other financial expenses, net	(5,521)	(7,478)
Amounts not allocated to segments:
Site operating expenses, including allocated expenses	(185)	(727)
General and administrative expenses, including allocated expenses	(10,304)	(9,920)
Depreciation and amortization, including allocated expenses	(12,975)	(11,663)
Other expenses, net	(1,063)	(1,195)
Interest and other financial expenses, net	(3,506)	(2,134)
Income before income taxes	$11,085	$6,207

1 Represents the fixed margin or fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) paid to the GPMP segment for the cost of fuel and recorded by the GPMP segment as inter-segment revenues.

11. Commitments and Contingencies

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

The indenture governing the Senior Notes (the “Indenture”) provides for customary events of default, including (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest; covenant breaches; cross-defaults on other indebtedness and certain bankruptcy events, upon which the trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may accelerate all outstanding obligations thereunder. The Guarantors have unconditionally and irrevocably guaranteed, jointly and severally, on a senior unsecured basis, (a) the full and punctual payment of principal of and interest on the Senior Notes and all other monetary and performance obligations of ARKO Parent thereunder (collectively, the “Guaranteed Obligations”), with contribution rights among Guarantors based on their respective net assets.

The Company believes that the likelihood of the Guarantors, including the Company, being required to make payments under the Guarantee Obligations is remote based on ARKO Parent’s current financial condition and anticipated financial performance, but that likelihood would increase if ARKO Parent’s financial condition deteriorates.

The Indenture contains customary restrictive covenants that, among other things, generally limit the ability of ARKO Parent and substantially all of its subsidiaries, including the Guarantors, to create liens, pay dividends, acquire shares of capital stock, make payments on subordinated debt, sell assets, enter into transactions with affiliates, and incur indebtedness.

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

Environmental Liabilities and Contingencies

The Business is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as locations owned, leased, or where there is a contractual obligation that results in ARKO Parent or the Company being the tank operator or owner but are operated by third-party dealers. As of both March 31, 2026 and December 31, 2025, environmental obligations totaled $3.1 million. These amounts were recorded as other current and non-current liabilities on the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

ARKO Parent maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it and the Company to be reimbursed for remediation costs. Estimated amounts that will be recovered from the insurance policies and various state funds for the exposures totaled $1.8 million as of both March 31, 2026 and December 31, 2025, and were recorded as other current and non-current assets on the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its proprietary cardlock locations, at most of the owned and leased dealer locations, at certain other dealer locations and third-party cardlock locations where the Company owns storage tanks or otherwise agreed to be contractually liable for tank maintenance, there are aboveground and underground storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank, or if sooner, the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $49.4 million and $47.6 million as of March 31, 2026 and December 31, 2025, respectively. The current portion of the asset retirement obligation is included in other current liabilities on the condensed consolidated balance sheets.

Legal Matters

ARKO Parent and the Company are parties to various legal actions, as both plaintiffs and defendants, in the ordinary course of business. The Company’s management believes, based on estimations with support from legal counsel for these matters, that these legal actions are routine in nature and incidental to the operation of the Business and that it is not reasonably probable that the ultimate resolution of these matters will have a material adverse impact on the Business, financial condition, results of operations and cash flows.

12. Related Party Transactions

Balances with related parties, in addition to those disclosed in Note 3, were as follows as of the periods noted:

	March 31, 2026	December 31, 2025
	(in thousands)
Assets
Current assets:
Due from related party	$5,027	$—
Prepaid to related party, current portion	2,796	2,984
Non-current assets:
Prepaid to related party	9,366	10,378
Right-of-use assets under operating leases	169,500	—
Right-of-use assets under financing leases, net	59,141	—
Liabilities
Current liabilities:
Operating leases, current portion	$20,267	$—
Financing leases, current portion	1,825	—
Financial liabilities, current portion	21	—
Non-current liabilities:
Operating leases	180,281	—
Financing leases	91,732	—
Financial liabilities	667	—

Transactions with related parties, in addition to those disclosed in the condensed consolidated statements of operations, were as follows for the periods noted:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Site operating expenses	$4,188	$—
General and administrative expenses	1,456	—
Depreciation and amortization	451	—
Interest and other financial expenses	1,113	—

Contribution Agreement

On February 12, 2026, ARKO Parent entered into a contribution agreement with the Company (the “Contribution Agreement”), pursuant to which ARKO Parent contributed its equity interests in GPME, GPM RE LP, GPMP and GPMP’s general partner to the Company, as described in Note 1.

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

Fuel Distribution Agreement – subsequent to the IPO

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

Leases and Sublease arrangements

The Company and ARKO Parent are jointly and severally liable for the obligations under lease agreements under which the Company is also a tenant as described in Note 4.

In connection with the IPO, there are various agreements among the Company, ARKO Parent and its related entities, pursuant to which the Company leases certain of its sites from third parties, subleases from ARKO Parent, or acts as cotenant with ARKO Parent under master leases. An assignment, assumption, master sublease and bill of sale agreement assigns current subleases with operations from ARKO Parent to the Company, contains a bill of sale for the equipment moved from ARKO Parent to the Company, and subleases properties from ARKO Parent to the Company for sites already dealerized. There are also lease agreements, for single site or multi-site leases, each related to Company-owned real property, wherein the Company leases the properties to ARKO Parent. Additionally, there will be sublease agreements for single site deals between ARKO Parent as sublessor and the Company as sublessee relating to leased sites that will be dealerized in the future. Such lease/sublease agreements provide that if more than one person or entity (e.g., shareholders or partners) constitute or comprise lessee or sublessee under such agreements, the obligations of lessee or sublessee, as applicable, shall be joint and several. Additionally, upon a default, the lessor/sublessor may terminate the applicable lease or sublease, reenter and repossess the premises that are the subject of such agreement and lease to any other person, or exercise any other rights and remedies available to it. All of the foregoing agreements contain general indemnity obligations of the parties thereto and are governed by the laws of the state in which the relevant property subject to the agreement is located.

ARKO Parent Notes

On February 13, 2026, the Company entered into the ARKO Parent Notes in an aggregate principal amount of $14.9 million, which equaled to the portion of the debt under the M&T Credit Agreement attributable to the Business, as described in Note 3.

Management Services Agreement

On February 13, 2026, the Company entered into a management services agreement with ARKO Parent (the “Management Services Agreement”), pursuant to which ARKO Parent provides certain administrative services to the Company, including support in the areas of operations, human resources, payroll and benefits administration, financing and accounting, financial and public company reporting, information technology, legal, real estate management, executive services and general administrative services. Under the Management Services Agreement, the Company will pay fees to ARKO Parent based on allocations or a flat fee, subject to periodic adjustments. The Company will also reimburse ARKO Parent for reasonable out-of-pocket expenses incurred in providing the services, including costs of licenses, insurance, taxes, audit fees, compliance costs and expenses associated with the Company’s status as a public company. The fees incurred under the Management Services Agreement were approximately $1.4 million for the period from February 1, 2026 through March 31, 2026, and was included in general and administrative expenses on the condensed consolidated statements of operation.

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

Tax Matters Agreement

On February 13, 2026, the Company and ARKO Parent entered into a Tax Matters Agreement (the “Tax Matters Agreement”) which governs the Company’s and ARKO Parent’s respective rights, responsibilities and obligations with respect to certain tax matters (including tax liabilities (including responsibility and potential indemnification obligations for taxes attributable to the Company’s business and taxes arising, under certain circumstances, in connection with the transfer of shares of the Company’s common stock by means of a pro rata distribution by ARKO Parent to its stockholders, if pursued), tax attributes, tax contests and tax returns (including the Company inclusion in the U.S. federal consolidated group tax return, and certain other combined or similar group tax returns, with ARKO Parent during such time as the minimum ownership requirements are met, and the Company’s continuing joint and several liability with ARKO Parent for such tax returns)).

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

ARKO Parent’s Net Investment

Prior to the IPO, ARKO Parent used a centralized approach to cash management and financing of its operations. Financial transactions relating to the Business were accounted for through ARKO Parent’s net investment account until the IPO, except for the Capital One Line of Credit and certain M&T Bank financing attributable to the Business. ARKO Parent’s net investment represented ARKO Parent’s interest in the recorded net assets of the Business. All significant transactions between the Business and ARKO Parent have been included in the interim financial statements in the periods prior to the IPO.

Transactions with ARKO Parent Prior to the IPO

Transactions between the Business and ARKO Parent have been included in the interim financial statements and prior to the IPO, were forgiven at the time the respective transactions were recorded. Prior to the IPO, the total net effect of the settlement of these transactions with ARKO Parent was reflected in the condensed consolidated statements of cash flows as a financing activity and in the condensed consolidated balance sheets as ARKO Parent’s net investment. Prior to the IPO, the components of the net transfers to ARKO Parent were as follows:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Net investments attributable to ARKO Parent-controlled sites converted to fuel supply or consignment locations during the year and transfer of certain assets to the Company	$(1,687)	$624
Share-based compensation granted by ARKO Parent	114	262
Net transfers from (to) ARKO Parent	7,230	(7,541)
	$5,657	$(6,655)

Allocation of ARKO Parent Depreciation Expenses

The depreciation expenses included in the condensed consolidated statements of operations for the periods prior to the IPO included an allocation of depreciation for certain locations’ property and equipment owned by ARKO Parent. These expenses have been allocated to the Business on the basis of usage based on specific site allocation.

Allocation of General and Administrative Expenses

The general and administrative expenses included in the condensed consolidated statements of operations for the periods prior to the IPO included an allocation for certain ARKO Parent expenses and shared service functions provided by ARKO Parent. These expenses were allocated to the Business on the basis of estimated usage based on allocation methodologies which include, but were not limited to, total revenues and number of employees. Costs related to being a publicly traded company were not included in the cost allocation.

The Company’s management believes the assumptions regarding the allocation of general and administrative expense from ARKO Parent were and are reasonable. Nevertheless, the interim financial statements does not include the actual expenses that would have been incurred had the Business operated as a standalone public company during the three months ended March 31, 2026 and 2025. Actual costs that would have been incurred if the Business had operated as a standalone public company would depend on multiple factors, including, but not limited to, organizational structure and strategic decisions made in various areas, including information technology and infrastructure and therefore, would result in costs that vary from the allocation in the interim financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the unaudited Condensed Consolidated Financial Statements, related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q together with our audited combined financial statements, related notes, and other information contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” in Part I, Item 1A of the Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q and as described from time to time in our other filings with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

We are engaged in (i) wholesale activity, which includes the supply of fuel to gas stations operated by third-party dealers, (ii) fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and the issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites, and (iii) the wholesale distribution of fuel to substantially all of the ARKO Retail Sites (together, the “Business”). As of March 31, 2026, we supplied fuel to 2,126 dealer locations and to 1,056 ARKO Retail Sites, and we operated 292 proprietary and third-party cardlock locations. We are well diversified geographically and as of March 31, 2026, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

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

GPMP Segment

Our GPMP segment includes the sale and supply of fuel to substantially all ARKO Retail Sites, at our cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter), and the GPMP segment charges a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) to certain ARKO Retail Sites that are not supplied by us. In addition, the GPMP segment includes the sale of fuel to our locations in the wholesale segment, and beginning February 1, 2026, to our locations in the fleet fueling segment, at our cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter). Prior to February 1, 2026, the GPMP segment charged a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) primarily to fleet fueling locations that were not supplied by the GPMP segment. These inter-segment transactions were eliminated in our results of operations. Through the end of the second quarter of 2025, the GPMP segment also supplied fuel to a limited number of third-party dealers.

Basis of Presentation

The condensed consolidated financial statements (including the related notes thereto, the “interim financial statements”), which are contained elsewhere in this Quarterly Report on Form 10-Q, present our historical financial position, results of operations, changes in equity/net investment and our cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

We have historically operated as part of ARKO Parent and not as a separate, publicly traded company. The historical interim financial statements for the periods preceding the IPO have been derived from ARKO Parent’s audited and reviewed consolidated financial statements and historical accounting records, carved out of the activity of ARKO Parent and combined. All revenues and costs as well as assets and liabilities directly associated with our Business have been included in the interim financial statements. For the periods preceding the IPO, the interim financial statements also included allocations of certain operating and corporate expenses from ARKO Parent relating to our Company. The allocations have been determined on a reasonable basis; however, the allocations are not necessarily representative of the amounts that would have been reflected in the interim financial statements had we been an entity that operated separately from ARKO Parent during the periods presented. Further, the interim financial statements for the periods preceding the IPO are not reflective of what our results of operations, financial position, equity or cash flows might be in the future as a separate public company.

Immediately prior to our IPO, we entered into a Management Services Agreement with ARKO Parent, whereby ARKO Parent has agreed to provide or cause to be provided certain services to us, which were previously included as part of the allocations from ARKO Parent. As consideration, we agreed to pay ARKO Parent a fee. Related party allocations, including the method for such allocations, are discussed further in Note 12 to the interim financial statements. For example, for the periods preceding the IPO, our interim financial statements include expense allocations for certain support functions that were provided on a centralized basis within ARKO Parent, such as certain ARKO Parent expenses and shared service functions provided by ARKO Parent. Following our IPO, under the Management Services Agreement, ARKO Parent continues to provide us with some of the services related to these functions for an agreed-upon fee, and we incur other costs to replace the services and resources that are not provided by ARKO Parent. We also incur additional costs as a separate public company. Our total costs related to such support functions may differ from the costs that were historically allocated to us from ARKO Parent. These additional costs are primarily for the following:

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

Certain factors could impact the nature and amount of these separate public company costs, including our staffing and infrastructure needs. We may incur different costs associated with being a standalone public company, which would result in costs that vary from the costs that have been allocated to us in the interim financial statements for the periods preceding the IPO.

Additionally, prior to our IPO, ARKO Parent used a centralized approach to cash management and financing of its operations, except with respect to GPM Petroleum LP, which has had, and continues to have, its own credit facility. See Liquidity and Capital Resources.

Factors Affecting Results of Operations and Comparability

We achieved strong growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions by us and ARKO Parent from 2013 through March 31, 2026. Our strategic acquisitions, as well as the conversion of a meaningful number of ARKO Retail Sites to dealer locations, have had, and may continue to have, a significant impact on our reported results, which can make period to period comparisons difficult.

Starting in the middle of 2024, ARKO Parent commenced a multi-year transformation plan to leverage its unique, multi-segment operating model to expand our wholesale fuel distribution network by converting a meaningful number of ARKO Retail Sites to dealer locations. The conversion of an ARKO Retail Site that had been supplied by the GPMP segment to a dealer location effectively shifts that site to our wholesale segment. In such cases, we realize higher profit from ongoing fuel supply agreements and rental income than from the supply of fuel to these ARKO Retail Sites by the GPMP segment. During the three months ended March 31, 2026, 41 ARKO Retail Sites converted to dealer locations, and a total of 450 ARKO Retail Sites have converted since the beginning of this initiative. We expect that ARKO Parent will continue to convert a meaningful number of additional stores throughout 2026.

We are targeting opening 20 new-to-industry (“NTI”) fleet fueling locations during 2026, of which one opened in March 2026, and 17 of which are in process. We anticipate that these NTI fleet fueling locations will have a positive impact on our results of operations given the attractive, durable cash flow profile of our fleet fueling business.

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

The following table provides a history of our acquisitions, site conversions and site closings for the periods noted, for the wholesale, fleet fueling and GPMP segments:

	For the Three Months Ended March 31,
Wholesale Segment [1]	2026	2025
Number of sites at beginning of period	2,099	1,922
Newly opened or reopened sites [2]	11	6
ARKO Retail Sites converted to consignment or fuel supply locations	41	59
Closed or divested sites	(25)	(26)
Number of sites at end of period	2,126	1,961

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended March 31,
Fleet Fueling Segment	2026	2025
Number of sites at beginning of period	295	280
Newly opened or reopened sites	1	1
Closed or divested sites	(4)	(1)
Number of sites at end of period	292	280

	For the Three Months Ended March 31,
GPMP Segment – related party sites (ARKO Retail Sites)	2026	2025
Number of sites at beginning of period	1,095	1,356
Newly opened or reopened sites	2	1
ARKO Retail Sites converted to consignment or fuel supply locations	(41)	(59)
Sites closed, divested or converted to rentals	—	(2)
Number of sites at end of period	1,056	1,296

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

The cost of our main products, gasoline and diesel fuel, is greatly impacted by the wholesale cost of fuel in the U.S. The number of fuel gallons we sell and the related fuel margin that we earn per gallon significantly impact our results of operations. Fuel gallons sold are impacted by changes in the number of locations, macroeconomic environment, weather, crude oil pricing and other factors.

Fuel margins for our retail stores, our fleet fueling sites and consignment agent locations can change rapidly because they are influenced by many factors, including: the wholesale cost of fuel; interruptions in supply caused by severe weather; supply chain disruptions; refinery mechanical failures; and competition in the local markets in which we operate. We pass wholesale fuel cost changes to our fuel supply dealers and attempt to pass wholesale fuel cost changes to our retail, fleet fueling and consignment customers through price changes; however, we are not always able to do so. We tend to realize lower fuel margins when the cost of fuel increases gradually over a longer period and higher fuel margins when the cost of fuel declines or is more volatile over a shorter period.

During the quarter ended March 31, 2026, global crude oil and refined product markets were impacted by heightened geopolitical tensions in the Middle East, including the ongoing conflict involving Iran, Israel, and the United States. These developments contributed to volatility in crude oil prices and periodic supply disruptions, particularly related to the disruption of shipping through the Strait of Hormuz. As a result, wholesale fuel costs increased during the period, leading to higher retail gasoline prices and greater price and volume volatility in many of our markets. While retail price increases generally lag behind changes in wholesale costs, the magnitude and timing of the fluctuations during the quarter ended March 31, 2026 positively affected our fuel margins during the quarter.

We continually monitor market conditions and adjust pricing strategies in response to changes in commodity costs, competitive dynamics, and consumer demand. Continued geopolitical uncertainty may result in ongoing volatility in fuel costs and margins in future periods. Because market and geopolitical conditions from time to time constrain the supply of fuel, including diesel fuel in particular, we maintain terminal storage of diesel fuel for short-term supply needs for our fleet fueling sites.

Additionally, the significant increase in the rate of inflation in the U.S. in recent years and the effect of higher prevailing interest rates has reduced consumer purchasing power. The persistence of, or increase in, inflation could negatively impact the demand for our fuel, including due to consumers reducing travel, which could reduce sales volumes.

Seasonality

Our business is seasonal, and our operating income in the second and third quarters has historically been significantly greater than in the first and fourth quarters because of the generally favorable climate and seasonal buying patterns of our customers.

Results of Operations for the three months ended March 31, 2026 and 2025

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using our interim financial statements. The following discussion should be read in conjunction with the interim financial statements. All figures (other than related party) for fuel costs, fuel contribution and fuel margin per gallon exclude the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel, which are intercompany charges by the GPMP segment.

Consolidated Results

The table below shows our consolidated results for the three months ended March 31, 2026 and 2025, together with certain key metrics.

	For the Three Months Ended March 31,
	2026	2025
Revenues:	(in thousands)
Fuel revenue	$807,598	$756,798
Fuel revenue – related party	514,484	574,416
Other revenues, net	19,102	12,957
Other revenues, net – related party	3,181	3,155
Total revenues	1,344,365	1,347,326
Operating expenses:
Fuel costs	767,142	720,211
Fuel costs – related party	503,519	563,833
Site operating expenses, including allocated expenses	26,928	22,017
General and administrative expenses, including allocated expenses	10,814	10,748
Depreciation and amortization, including allocated expenses	14,787	13,503
Total operating expenses	1,323,190	1,330,312
Other expenses, net	1,063	1,195
Operating income	20,112	15,819
Interest and other financial expenses, net, including allocated expenses	(9,027)	(9,612)
Income before income taxes	11,085	6,207
Income tax expense	(3,003)	(1,674)
Net income	$8,082	$4,533
Fuel gallons sold	270,119	265,277
Fuel gallons sold – related party	182,732	211,660
Fuel gallons sold – total	452,851	476,937
Fuel contribution [1]	$40,456	$36,587
Fuel contribution – related party [1]	$10,965	$10,583
Fuel contribution – total [1]	$51,421	$47,170
Fuel margin, cents per gallon [2]	15.0	13.8
Fuel margin, cents per gallon – related party [2]	6.0	5.0
Fuel margin, cents per gallon – total [2]	11.4	9.9
Adjusted EBITDA [3]	$36,362	$30,886
Net cash provided by operating activities	$6,558	$14,922
Discretionary Cash Flow [3]	$25,020	$17,122

1 Calculated as fuel revenue less fuel costs.

2 Calculated as fuel contribution divided by fuel gallons sold.

3 Refer to “Use of Non-GAAP Measures” below for discussion of these non-GAAP performance and liquidity measures and related reconciliation to net income and net cash provided by operating activities, as applicable.

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

For the three months ended March 31, 2026, fuel revenue increased by $50.8 million, or 6.7%, compared to the three months ended March 31, 2025. The increase in fuel revenue was attributable primarily to an increase in the average price of fuel compared to the first quarter of 2025 and the contribution of gallons from ARKO Retail Sites converted to dealer locations, which was partially offset by lower gallons sold at comparable wholesale sites and fleet fueling sites in the first quarter of 2026 compared to the first quarter of 2025, due to a challenging macroeconomic environment as well as severe weather conditions in the quarter in several markets in which we operate.

.

For the three months ended March 31, 2026, fuel revenue – related party decreased by $59.9 million, or 10.4%, compared to the three months ended March 31, 2025, resulting primarily from a 28.9 million, or 13.7%, decrease in gallons sold, reflecting the challenging macroeconomic environment. as well as severe weather conditions in the quarter in several markets in which we operate, and ARKO Retail Sites converted to dealer locations, which was partially offset by an increase in the average price of fuel in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

For the three months ended March 31, 2026, other revenues, net increased by $6.1 million, or 47.4%, compared to the three months ended March 31, 2025, primarily due to additional rental income from ARKO Retail Sites that had been converted to dealer locations.

For the three months ended March 31, 2026, other revenues, net – related party were consistent with those in the three months ended March 31, 2025.

For the three months ended March 31, 2026, total operating expenses decreased by $7.1 million, or 0.5%, compared to the three months ended March 31, 2025. Fuel costs increased by $46.9 million or 6.5%, compared to the three months ended March 31, 2025 while fuel costs – related party decreased by $60.3 million, or 10.7%, compared to the three months ended March 31, 2025, both consistent with the corresponding year over year changes in fuel revenues. For the three months ended March 31, 2026, site operating expenses increased by $4.9 million, or 22.3%, as compared to the three months ended March 31, 2025 due to incremental expenses from ARKO Retail Sites converted to dealer locations.

For the three months ended March 31, 2026, general and administrative expenses increased by $0.1 million, or 0.6%, compared to the three months ended March 31, 2025.

For the three months ended March 31, 2026, depreciation and amortization expenses increased by $1.3 million, or 9.5%, compared to the three months ended March 31, 2025, primarily due to assets related to ARKO Retail Sites that had been converted to dealer locations.

For the three months ended March 31, 2026, other expenses, net decreased by $0.1 million compared to the three months ended March 31, 2025.

Operating income was $20.1 million for the three months ended March 31, 2026 compared to $15.8 million for the three months ended March 31, 2025. The increase in operating income was primarily due to the benefit from ARKO Retail Sites that have been converted to dealer locations and greater fuel contribution from comparable wholesale sites and fleet fueling sites, partially offset by an increase in site operating expenses and depreciation and amortization expenses.

For the three months ended March 31, 2026, interest and other financial expenses, net decreased by $0.6 million compared to the three months ended March 31, 2025 primarily due to lower average debt balances, primarily as a result of the use of the net proceeds from the IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit (as defined below), and lower average interest rates in the first quarter of 2026 as compared to the first quarter of 2025, partially offset by higher interest expenses related to financial liabilities and financing leases related to ARKO Retail Sites converted to dealer locations.

For the three months ended March 31, 2026, income tax expense was $3.0 million compared to $1.7 million for the three months ended March 31, 2025, and the effective tax rate for the three months ended March 31, 2026 and 2025 was 27.1% and 27.0%, respectively.

For the three months ended March 31, 2026, net income was $8.1 million compared to $4.5 million for the three months ended March 31, 2025.

For the three months ended March 31, 2026, Adjusted EBITDA was $36.4 million compared to $30.9 million for the three months ended March 31, 2025. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Segment Results

Wholesale Segment

The table below shows the results of the wholesale segment for the three months ended March 31, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2026	2025
Revenues:	(in thousands)
Fuel revenue	$673,855	$630,060
Other revenues, net	16,530	10,352
Other revenues, net – related party	524	—
Total revenues	690,909	640,412
Operating expenses:
Fuel costs	650,964	610,013
Site operating expenses, including allocated expenses	16,933	11,769
Total operating expenses	667,897	621,782
Operating income	$23,012	$18,630
Fuel gallons sold – fuel supply locations	198,400	191,077
Fuel gallons sold – consignment agent locations	35,540	36,515
Fuel contribution [1] – fuel supply locations	$12,662	$11,453
Fuel contribution [1] – consignment agent locations	$10,229	$8,594
Fuel margin, cents per gallon [2] – fuel supply locations	6.4	6.0
Fuel margin, cents per gallon [2] – consignment agent locations	28.8	23.5

1 Calculated as fuel revenue less fuel costs; excludes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel contribution divided by fuel gallons sold.

Note: Information disclosed on a “comparable wholesale sites” basis excludes wholesale sites added through ARKO Retail Sites converted to dealer locations, until the first quarter in which these sites had a full quarter of wholesale activity in the prior year. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure.

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Wholesale Revenues

For the three months ended March 31, 2026, fuel revenue increased by $43.8 million, or 7.0%, compared to the three months ended March 31, 2025, primarily due to a 6.3 million, or 2.8%, increase in gallons sold, as well as an increase in the average price of fuel in the first quarter of 2026 compared to the first quarter of 2025. Of total gallons sold, ARKO Retail Sites converted to dealer locations contributed 18.8 million gallons, which were partially offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment, as well as severe weather conditions in the quarter in several markets in which we operate.

For the three months ended March 31, 2026, other revenues, net increased by $6.2 million, or 59.7%, compared to the three months ended March 31, 2025, primarily due to additional rental income from ARKO Retail Sites converted to dealer locations.

Wholesale Operating Income

For the three months ended March 31, 2026, wholesale operating income increased by $4.4 million compared to the three months ended March 31, 2025 as a result of additional operating income from ARKO Retail Sites converted to dealer locations combined with increased operating income at comparable wholesale sites. An increase in other revenues, net, combined with an increase in fuel contribution of $2.8 million was partially offset by an increase in site operating expenses of $5.2 million in the first quarter of 2026 compared to the first quarter of 2025. These increases were primarily due to ARKO Retail Sites converted to dealer locations.

At fuel supply locations, fuel contribution increased by $1.2 million for the first quarter of 2026 compared to the first quarter of 2025, due to $1.6 million of incremental contribution from ARKO Retail Sites converted to dealer locations, which was partially offset by lower fuel contribution at comparable wholesale sites. At consignment agent locations, fuel contribution increased $1.6 million for the first quarter of 2026 compared to the first quarter of 2025, due to $0.5 million of incremental contribution from ARKO Retail Sites converted to dealer locations as well as higher fuel contribution at comparable wholesale sites. At both fuel supply locations and consignment agent locations, fuel margin per gallon increased, primarily as a result of significant volatility in the fuel market due to the geopolitical environment and increased prompt pay discounts related to higher fuel costs.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three months ended March 31, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2026	2025
Revenues:	(in thousands)
Fuel revenue	$127,299	$118,406
Other revenues, net	2,241	2,118
Total revenues	129,540	120,524
Operating expenses:
Fuel costs	110,554	103,104
Site operating expenses	7,031	6,428
Total operating expenses	117,585	109,532
Operating income	$11,955	$10,992
Fuel gallons sold – proprietary cardlock locations	30,517	31,918
Fuel gallons sold – third-party cardlock locations	3,446	3,175
Fuel contribution [1] – proprietary cardlock locations	$15,942	$14,706
Fuel contribution [1] – third-party cardlock locations	$803	$596
Fuel margin, cents per gallon [2] – proprietary cardlock locations	52.2	46.1
Fuel margin, cents per gallon [2] – third-party cardlock locations	23.4	18.7

1 Calculated as fuel revenue less fuel costs; excludes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel contribution divided by fuel gallons sold.

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Fleet Fueling Revenues

For the three months ended March 31, 2026, fuel revenue increased by $8.9 million, or 7.5%, compared to the first quarter of 2025. The increase in fuel revenue was primarily due to an increase in the average price of fuel in the first quarter of 2026 compared to the first quarter of 2025, which was partially offset by 3.2% decrease in gallons sold.

For the three months ended March 31, 2026 and 2025, other revenues, net increased by $0.1 million compared to the first quarter of 2025.

Fleet Fueling Operating Income

For the three months ended March 31, 2026, fuel contribution increased by $1.4 million compared to the first quarter of 2025. At proprietary cardlocks, fuel contribution increased by $1.2 million, and fuel margin per gallon also increased for the first quarter of 2026 compared to the first quarter of 2025, and at third-party cardlock locations, fuel contribution increased $0.2 million, and fuel margin per gallon increased for the first quarter of 2026 compared to the first quarter of 2025. These increases were primarily due to favorable diesel margins as a result of significant volatility in the fuel market due to the geopolitical environment.

For the three months ended March 31, 2026, site operating expenses increased $0.6 million compared to the three months ended March 31, 2025.

GPMP Segment

The table below shows the results of the GPMP segment for the three months ended March 31, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended March 31,
	2026	2025
Revenues:	(in thousands)
Fuel revenue [1] – inter-segment	$722,484	$592,088
Fuel revenue [1] – related party	514,484	574,416
Fuel revenue – third party customers	—	496
Other revenues, net	171	155
Other revenues, net [1] – inter-segment	767	2,060
Other revenues, net [1] – related party	714	652
Total revenues	1,238,620	1,169,867
Operating expenses:
Fuel costs – inter-segment	707,163	580,944
Fuel costs – related party	503,519	563,833
Fuel costs – third party customers	—	496
General and administrative expenses	510	828
Depreciation and amortization	1,812	1,840
Total operating expenses	1,213,004	1,147,941
Operating income	$25,616	$21,926
Fuel gallons sold – inter-segment	255,342	222,858
Fuel gallons sold – related party locations	182,732	211,660
Fuel gallons sold – third party customers	—	148
Fuel contribution [2] – related party locations	$10,965	$10,583
Fuel margin, cents per gallon [3] – related party locations	6.0	5.0

1 Includes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs.

3 Calculated as fuel contribution divided by fuel gallons sold.

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

GPMP Revenues

For the three months ended March 31, 2026, fuel revenue – inter-segment increased by $130.4 million, or 22.0%, compared to the three months ended March 31, 2025. The increase in fuel revenue was primarily attributable to an increase in the average price of fuel for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 and greater gallons sold in the first quarter of 2026 compared to the first quarter of 2025 as a result of gallons in the fleet fueling segment, which transitioned to a fixed margin beginning February 1, 2026, as well as an increase in gallons sold related to ARKO Retail Sites that had been converted to dealer locations.

For the three months ended March 31, 2026, fuel revenue – related party decreased by $59.9 million, or 10.4%, compared to the three months ended March 31, 2025, resulting primarily from a 28.9 million, or 13.7%, decrease in gallons sold, reflecting the challenging macroeconomic environment as well as severe weather conditions in the quarter in several markets in which we operate, as well as the impact from ARKO Retail Sites converted to dealer locations, which was partially offset by an increase in the average price of fuel in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

For the three months ended March 31, 2026 and 2025, other revenues, net, and other revenues, net – related party related to the fixed fee charged to certain ARKO Retail Sites that were not supplied by GPMP were similar. The inter-segment fixed fee charged to sites in the fleet fueling segment that prior, to February 1, 2026, were not supplied by the GPMP segment was transitioned to a fixed margin and reflected in fuel revenue – inter-segment beginning February 1, 2026. As a result, other revenues, net – inter-segment decreased in the first quarter of 2026 compared to the first quarter of 2025.

GPMP Operating Income

For the three months ended March 31, 2026, fuel contribution increased by $4.6 million, compared to the three months ended March 31, 2025, primarily due to an increase in the fixed margin from 5.0 cents per gallon sold for the first quarter of 2025 to 6.0 cents per gallon sold for the first quarter of 2026, as well as the transition of sites in the fleet fueling segment to a fixed margin from a fixed fee beginning February 1, 2026, partially offset by fewer gallons sold to both ARKO Retail Sites and comparable wholesale sites.

For the three months ended March 31, 2026, general and administrative expenses decreased by $0.3 million compared to the three months ended March 31, 2025, and depreciation and amortization expenses for the three months ended March 31, 2026 remained consistent with the three months ended March 31, 2025.

Use of Non-GAAP Measures

We disclose certain measures on a “comparable wholesale sites” basis, which is a non-GAAP measure. Information disclosed on a “comparable wholesale sites” basis excludes wholesale sites added through ARKO Retail Sites converted to dealer locations until the first quarter in which these sites had a full quarter of wholesale activity in the prior year. We believe that this information is useful for our investors, securities analysts, and other interested parties by providing greater comparability regarding our ongoing operating performance. Neither this measure nor those described below should be considered an alternative to measurements presented in accordance with GAAP.

We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding the gain or loss on disposal of assets, impairment charges, acquisition costs, share-based compensation expense, other non-cash items, and other unusual or non-recurring charges. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures.

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

Because non-GAAP financial measures are not standardized, comparable wholesale sites, EBITDA, Adjusted EBITDA, Net Debt, the Ratio of Net Debt to Adjusted EBITDA and Discretionary Cash Flow, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of these non-GAAP financial measures with those used by other companies.

The following table contains a reconciliation of (i) net income to EBITDA and Adjusted EBITDA and (ii) net cash provided by operating activities to Discretionary Cash Flow for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,		For the Twelve-Months Ended
	2026	2025	March 31, 2026
	(in thousands)
Net income	$8,082	$4,533	$36,276
Interest and other financing expenses, net	9,027	9,612	41,507
Income tax expense	3,003	1,674	10,441
Depreciation and amortization	14,787	13,503	56,012
EBITDA	34,899	29,322	144,236
Acquisition costs (a)	656	107	1,041
Loss on disposal of assets and impairment charges (b)	455	1,170	3,843
Share-based compensation expense (c)	348	262	1,083
Adjustment to contingent consideration (d)	—	(66)	(2,141)
Taxes paid in arrears (e)	—	—	178
IPO Costs (f)	—	—	565
Other (g)	4	91	184
Adjusted EBITDA	$36,362	$30,886	$148,989

Net cash provided by operating activities	$6,558	$14,922
Changes in operating assets and liabilities (h)	19,149	3,196
Maintenance capital expenditures (i)	(2,525)	(1,318)
Acquisition costs (a)	656	107
Amortization of deferred income, net of prepaid to related party	1,643	1,060
Charges to allowance for credit losses	(279)	(206)
Non-cash rent expense (j)	(176)	(726)
Other (k)	(6)	87
Discretionary Cash Flow	$25,020	$17,122

Adjusted EBITDA	$36,362	$30,886
Cash received for interest	209	138
Cash paid for interest and allocated interest	(8,386)	(9,040)
Cash paid for taxes	(640)	(3,544)
Maintenance capital expenditures (i)	(2,525)	(1,318)
Discretionary Cash Flow	$25,020	$17,122

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
(c)
Eliminates non-cash share-based compensation expense related to our and ARKO Parent’s equity incentive programs to incentivize, retain, and motivate our employees and certain of ARKO Parent’s employees.
(d)
Eliminates fair value adjustments primarily related to the contingent consideration owed to the seller for the Empire acquisition, which closed in 2020.
(e)
Eliminates the payment of historical fuel and other tax amounts for multiple prior periods.
(f)
Eliminates one-time costs incurred related to our IPO, which closed on February 13, 2026.
(g)
Eliminates other unusual or non-recurring items that we do not consider to be meaningful in assessing operating performance.
(h)
Excludes the change in current tax liabilities and accrued interest of $2.0 million and $0 for the three months ended March 31, 2026 and 2025, respectively.
(i)
Historically, ARKO Parent has not distinguished between maintenance capital expenditures, growth capital expenditures, and acquisition capital expenditures (other than with respect to business acquisitions). Maintenance capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity, while growth and acquisition capital expenditures are capital expenditures that we expect will increase our operating income or operating capacity over the long-term. For the three months ended March 31, 2026 and 2025, we estimated that approximately $2.5 million and $1.3 million of our capital expenditures were maintenance capital expenditures, respectively, and that $3.5 million and $5.4 million of our capital expenditures were growth capital expenditures, respectively.
(j)
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
(k)
Includes other unusual or non-recurring items.

The following table contains a reconciliation of total debt, net to Net Debt as of March 31, 2026 and December 31, 2025, as well as the ratio of each of the most directly comparable GAAP measures to Net Debt and Adjusted EBITDA for the twelve months ended March 31, 2026 and the year ended December 31, 2025, respectively.

	As of March 31, 2026		As of December 31, 2025
	(in thousands, except ratios)
Total debt, net	$184,541		$392,030
Financing leases	96,284		96,733
Financial liabilities	54,349		53,365
Cash and cash equivalents	(21,669)		(15,556)
Net Debt	$313,505		$526,572
Ratio of total debt, net to net income	5.1	x	12.0	x
Ratio of Net Debt to Adjusted EBITDA	2.1	x	3.7	x

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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of March 31, 2026, substantially all of our debt bears interest at variable rates, which subjects us to interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of March 31, 2026, we were in a strong liquidity position of approximately $731 million, consisting of approximately $22 million of cash and cash equivalents and $709 million of unused availability under our lines of credit available for certain purposes.

This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of March 31, 2026, we had no outstanding borrowings under the $84.0 million PNC Line of Credit (as defined below) and $625.4 million of unused availability under our $800 million Capital One Line of Credit, which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms. Our liquidity position increased significantly following the closing of our IPO on February 13, 2026 and the exercise by the underwriters of their over-allotment option, which provided us with aggregate net proceeds of approximately $206.8 million, of which we used approximately $206.7 million to repay indebtedness under our Capital One Line of Credit.

We currently intend to pay a regular quarterly cash dividend of $0.50 per share to holders of our common stock, or $2.00 per share on an annualized basis. On March 27, 2026, the Board declared a quarterly dividend of $0.26 per share of common stock, pro-rated to reflect the portion of the first quarter of 2026 following the closing of our IPO on February 13, 2026. The dividend was paid on April 21, 2026 to stockholders of record as of April 10, 2026, totaling approximately $12.4 million. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will determine the amount, timing, and payment of any dividend in its sole discretion taking into account Discretionary Cash Flow, reserves for working capital and investment capital expenditures, debt service, the prudent conduct of our business, and other factors it deems relevant. Our objective is to pay our common stockholders a consistent and growing cash dividend that is sustainable on a long-term basis. Cash dividends paid in respect of our Class A common stock will also be paid in respect of our Class B common stock. As a result, dividends paid on our common stock will be received on a pro rata basis by holders of our Class A common stock and holders of our Class B common stock, which Class B common stock is held indirectly by ARKO Parent.

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

Cash Flows for the Three Months Ended March 31, 2026 and 2025

Net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$6,558	$14,922
Investing activities	(5,814)	(6,721)
Financing activities	6,105	(8,410)
Total	$6,849	$(209)

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

For the three months ended March 31, 2026, cash flows provided by operating activities were $6.6 million compared to $14.9 million for the three months ended March 31, 2025. The decrease for the first quarter of 2026 as compared to the prior year period was primarily the result of higher fuel prices which increased the cost of inventory and other working capital requirements and changes in working capital as a result of the day of the week on which the first quarter ended, which were partially offset by approximately $0.7 million of lower net interest payments, lower tax payments of $2.9 million and an increase in Adjusted EBITDA of $5.5 million.

Discretionary Cash Flow

For the three months ended March 31, 2026 and 2025, Discretionary Cash Flow was $25.0 million and $17.1 million, respectively. Refer to “Use of Non-GAAP Measures” above for discussion of this non-GAAP liquidity measure and related reconciliation to net cash provided by operating activities.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the three months ended March 31, 2026, cash used in investing activities decreased by $0.9 million compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, we utilized $5.8 million for capital expenditures, including investments in NTI fleet fueling locations, upgrades to fuel dispensers and other investments in our sites.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, the issuance of common stock, net of dividends paid and prior to the IPO, net transfers to ARKO Parent.

For the three months ended March 31, 2026, financing activities consisted primarily of proceeds of $208.8 million, net of underwriting discounts, commissions and costs, from our IPO, net repayments of $209.4 million for long-term debt including the use of proceeds from our IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit, repayments of $0.5 million for financing leases and $7.2 million of net transfers from ARKO Parent.

Indebtedness

Credit Facilities

Financing Agreements with M&T Bank

ARKO Parent has a credit agreement with M&T Bank, of which, preceding the IPO, certain of our subsidiaries were co-borrowers (the “M&T Credit Agreement”). This credit agreement provides a line of credit for up to $45.0 million to purchase equipment as well as real estate loans (the “M&T Term Loans”).

Prior to our IPO, the M&T Term Loans were secured by the real property of 78 sites acquired with the proceeds of such loans and certain other properties, of which 12 sites were attributable to the Business. The equipment loans were secured by the equipment acquired with the proceeds of such loans.

In connection with the consummation of our IPO, on February 11, 2026, the M&T Credit Agreement was amended to remove the Company’s subsidiaries as borrowers or guarantors thereunder, and the Company’s assets that previously served as collateral under the M&T Credit Agreement were released from M&T’s security interest.

ARKO Parent Related Party Notes

On February 13, 2026, we entered into subordinated, unsecured promissory notes (the “ARKO Parent Notes”) with subsidiaries of ARKO Parent in an aggregate principal amount of $14.9 million, which equaled the portion of the debt under the M&T Credit Agreement attributable to the Business. The material terms of the ARKO Parent Notes mirror those contained in the M&T Credit Agreement; provided that the ARKO Parent Notes have a 15-year term. The ARKO Parent Notes are intended to reflect the economics of, and align our payment obligations with, the portion of the indebtedness outstanding under the M&T Credit Agreement that is attributable to the Business.

Financing Agreement with PNC Bank, National Association (“PNC”)

ARKO Parent and certain subsidiaries (including certain of our subsidiaries) have financing arrangements with PNC to provide lines of credit for purposes of financing working capital. Prior to our IPO, ARKO Parent maintained a single line of credit with PNC (the “ARKO Parent PNC Line of Credit” and the credit agreement related thereto, the “ARKO Parent PNC Credit Agreement”).

In connection with the consummation of our IPO, the ARKO Parent PNC Credit Agreement was separated into two distinct credit facilities. The ARKO Parent PNC Credit Agreement was amended and restated to, among other things, remove the Company’s subsidiaries as co-borrowers from the ARKO Parent PNC Credit Agreement. Concurrently, certain of our subsidiaries entered into a separate amended and restated credit agreement with PNC (the “PNC Credit Agreement”) providing for a secured revolving credit facility (the “PNC Line of Credit”) with substantially similar terms as those under the ARKO Parent PNC Line of Credit; provided that the aggregate principal amount available under the ARKO Parent PNC Line of Credit is up to $56 million, and the PNC Line of

Credit is up to $84 million, which together is equal to the total aggregate availability under the ARKO Parent PNC Line of Credit prior to our IPO.

The PNC Line of Credit bears interest, as elected by the borrower at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the applicable line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of March 31, 2026, an aggregate of $0.4 million of letters of credit was outstanding under the PNC Credit Agreement.

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

On January 13, 2026, GPMP entered into an amendment to the Capital One Line of Credit, and, during the quarter ended March 31, 2026, $206.7 million of the net proceeds from our IPO were used to repay the indebtedness under the Capital One Line of Credit. Additionally, the Company and certain of its subsidiaries entered into certain pledge and security agreements whereby the Capital One Line of Credit is secured by GPM Empire LLC’s interest in, and proceeds from, the Company’s agreements with ARKO Parent and the Company’s fuel supply agreements with certain of its fuel supply partners and a pledge of the Company’s equity interests in GPMP.

The Capital One Line of Credit matures on May 5, 2028. As of March 31, 2026, $174.1 million was drawn on the Capital One Line of Credit, an aggregate of $0.5 million of letters of credit was outstanding under the Capital One Line of Credit and $625.4 million was available thereunder.

Guarantee of ARKO Parent Senior Notes

As of March 31, 2026, ARKO Parent had outstanding $450.0 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, jointly and severally on an unsecured senior basis, by certain of ARKO Parent’s domestic subsidiaries, including us and certain of our subsidiaries (the “Guarantors”); however, neither GPMP nor any of its subsidiaries is a Guarantor.

The indenture governing the Senior Notes (the “Indenture”) provides for customary events of default, including (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest; covenant breaches; cross-defaults on other indebtedness and certain bankruptcy events, upon which the trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may accelerate all outstanding obligations thereunder. The Guarantors have unconditionally and irrevocably guaranteed, jointly and severally, on a senior unsecured basis, (a) the full and punctual payment of principal of and interest on the Senior Notes and all other monetary and performance obligations of ARKO Parent thereunder (collectively, the “Guaranteed Obligations”), with contribution rights among Guarantors based on their respective net assets.

The guarantees of the Senior Notes by us and certain of our subsidiaries represent an off-balance sheet obligation. We believe that the likelihood of the Guarantors, including us, being required to make payments under the Guarantee Obligations is remote based on ARKO Parent’s current financial condition and anticipated financial performance, but that likelihood would increase if ARKO Parent’s financial condition deteriorates.

Critical Accounting Estimates

For the three months ended March 31, 2026, there were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of March 31, 2026 and March 31, 2025, the interest rate on our Capital One Line of Credit was 6.0% and 7.2%, respectively. As of March 31, 2026, the interest rate on the ARKO Parent Notes was 5.9%. As of March 31, 2025, the interest rate on the M&T Term Loans attributable to Business was 7.4% and the interest rate on the M&T equipment loans attributable to the Business was 7.1%. As of March 31, 2026, substantially all of our debt bears interest at variable rates. Based on the outstanding balances at March 31, 2026, if our applicable interest rates each increase by 1%, then our debt service on an annual basis would increase by approximately $1.9 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes to the Company’s Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the calendar quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the description of legal proceedings as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 1A. Risk Factors

During the reporting period covered by this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

For the quarter ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

The compensation committee of our Board (the “Compensation Committee”) adopted a non-employee director compensation program (the “Program”) which provides for payment of the following:

•
Annual Cash Retainer: $75,000 paid quarterly
•
Annual Equity Retainer: RSUs with a grant date fair value of $100,000
•
Audit Committee Chair: additional $20,000
•
Compensation Committee Chair: additional $15,000
•
Nominating and Corporate Governance Committee Chair: additional $10,000
•
Conflicts Committee Member: additional $20,000

The cash component of the Program shall be paid quarterly, and the non-employee directors can elect to receive RSUs in lieu of all or any portion of their cash compensation. The Compensation Committee designed the Program to reward directors for their contributions to our success, align the director compensation program with stockholder interests, and provide competitive compensation necessary to attract and retain high quality non-employee directors. The Compensation Committee expects to review director compensation periodically to ensure that director compensation remains competitive such that our Board can recruit and retain qualified directors.

The Compensation Committee approved a Director Form RSU Agreement to evidences the grant of RSUs pursuant to Program, which shall be made under our 2026 Incentive Compensation Plan, which RSUs are immediately vested as of the date of grant, and which provide for the right to receive one share of Class A common stock, upon the earlier of the director's separation from service or a change in control of the Company. Such RSUs include a cumulative dividend equivalent right, pursuant to which non-employee directors are credited with additional RSUs each time we pay a cash dividend, reflecting the value of dividends that would have been paid had the RSUs been outstanding as shares of Class A common stock.

The foregoing description of the Director Form RSU Agreement is only a summary and is qualified in its entirety by reference to the complete text of the Director Form RSU Agreement, a copy of which is filed as Exhibit 10.12 to this Quarterly Report on Form 10-Q and incorporated by reference in this Item 5.

Item 6. Exhibits

Exhibit 10.1+

Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 13, 2026, by and among GPM Petroleum LP, the guarantors party thereto, Capital One, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.23 to the ARKO Corp. Annual Report on Form 10-K, filed on February 25, 2026).

Exhibit 10.2#

Management Services Agreement, dated as of February 13, 2026, by and between ARKO Corp. and ARKO Petroleum Corp. (incorporated herein by reference to Exhibit 10.6 to ARKO Petroleum Corp.’s registration statement on Form S-1 (File No. 333-292265), filed on January 20, 2026).

Exhibit 10.3

Amended and Restated Omnibus Agreement, dated as of February 13, 2026, by and among ARKO Petroleum Corp., ARKO Corp., GPM Petroleum LP, GPM Petroleum GP, LLC, GPM Petroleum, LLC, GPM Empire, LLC and GPM Investments, LLC (incorporated herein by reference to Exhibit 10.7 to ARKO Petroleum Corp.’s registration statement on Form S-1 (File No. 333-292265), filed on January 20, 2026).

Exhibit 10.4

Employee and Intercompany Matters Agreement, dated as of February 13, 2026, by and among ARKO Corp., Arko Convenience Stores, LLC, GPM Investments, LLC, ARKO Petroleum Corp. and certain subsidiaries and affiliates of ARKO Petroleum Corp. (incorporated herein by reference to Exhibit 10.8 to ARKO Petroleum Corp.’s registration statement on Form S-1 (File No. 333-292265), filed on January 20, 2026).

Exhibit 10.5

Third Amended, Restated and Consolidated Fuel Distribution Agreement, dated as of February 13, 2026, by and among GPM Petroleum, LLC, GPM Empire, LLC, and GPM Investments, LLC (incorporated herein by reference to Exhibit 10.9 to ARKO Petroleum Corp.’s registration statement on Form S-1 (File No. 333-292265), filed on January 20, 2026).

Exhibit 10.6

Tax Matters Agreement, dated as of February 13, 2026, by and between ARKO Corp. and ARKO Petroleum Corp. (incorporated herein by reference to Exhibit 10.10 to ARKO Petroleum Corp.’s registration statement on Form S-1 (File No. 333-292265), filed on February 6, 2026).

Exhibit 10.7

Registration Rights Agreement, dated as of February 13, 2026, by and among ARKO Petroleum Corp., Arko Convenience Stores, LLC and ARKO Corp. (incorporated herein by reference to Exhibit 10.11 to ARKO Petroleum Corp.’s registration statement on Form S-1 (File No. 333-292265), filed on February 6, 2026).

Exhibit 10.8	Form of ARKO Parent Intercompany Note (incorporated herein by reference to Exhibit 10.12 to ARKO Petroleum Corp.’s registration statement on Form S-1 (File No. 333-292265), filed on January 20, 2026).

Exhibit 10.9

Contribution Agreement, dated as of February 12, 2026, by and between Arko Convenience Stores, LLC and ARKO Petroleum Corp. (incorporated herein by reference to Exhibit 10.13 to ARKO Petroleum Corp.’s registration statement on Form S-1 (File No. 333-292265), filed on February 6, 2026).

Exhibit 10.10++

Form of Indemnification Agreement between ARKO Petroleum Corp. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to ARKO Petroleum Corp.’s registration statement on Form S-1 (File No. 333-292265), filed on February 6, 2026).

Exhibit 10.11++

ARKO Petroleum Corp. 2026 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to ARKO Petroleum Corp.’s registration statement on Form S-1 (File No. 333-292265) filed on February 6, 2026).

Exhibit 10.12*++	Director Form of RSU Award Agreement.

Exhibit 10.13#

Amended and Restated Revolving Credit and Security Agreement, dated February 13, 2026, by and among GPM Empire, LLC, and the other borrowers party thereto and PNC Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on February 18, 2026).

Exhibit 31.1*

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.

Exhibit 31.2*

Certification by Jordan Mann, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.

Exhibit 32.1**

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.

Exhibit 32.2**

Certification by Jordan Mann, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2026.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity/Net Investment, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted because the Company customarily and actually treats the omitted portions as private or confidential, and such portions are not material and would likely cause competitive harm to the Company if publicly disclosed. The Company will supplementally provide a copy of an unredacted copy of this exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

++ Indicates management contract or compensatory plan arrangement.

# Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish a copy of all omitted schedules and exhibits to the SEC upon its request.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2026		ARKO Petroleum Corp.

	By:	/s/ Jordan Mann
	Name:	Jordan Mann
	Title:	Chief Financial Officer (on behalf of the Registrant and as Principal Financial and Accounting Officer)