Form 10-Q
period 2026-06-30
ARKO Petroleum Corp.
filed 2026-08-06
CIK 2080921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 12,570,223 shares of its Class A common stock, par value $0.0001 per share (“Class A common stock”) outstanding.

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
•
our ability to make acquisitions on economically acceptable terms;
•
our ability to successfully integrate acquired operations or otherwise realize the expected benefits from our acquisitions;
•
the potential negative impact on our financial condition and results of operations if we fail to achieve the benefits that we expect to realize as a result of our business acquisitions;
•
liabilities of the businesses that we acquire that are not known to us;
•
changes in economic conditions, tax or trade policy, and consumer confidence in the U.S.;
•
the Russia-Ukraine War, Israel-Hamas War, the ongoing conflict involving Iran, Israel and the United States, events occurring in response thereto and any expansion of hostilities;
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

Item 1. Financial Statements

ARKO Petroleum Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$14,563	$15,556
Trade receivables, net	142,048	80,832
Inventory	29,945	23,093
Other current assets	57,214	43,054
Total current assets	243,770	162,535
Non-current assets:
Property and equipment, net	267,263	262,743
Right-of-use assets under operating leases	446,970	415,179
Right-of-use assets under financing leases, net	62,847	62,739
Goodwill	76,687	76,687
Intangible assets, net	143,917	154,326
Deferred tax asset	72,335	70,934
Other non-current assets	71,548	68,331
Total assets	$1,385,337	$1,273,474
Liabilities
Current liabilities:
Long-term debt, current portion	$1,306	$6,783
Accounts payable	108,813	75,224
Other current liabilities	64,881	53,586
Operating leases, current portion	29,543	27,820
Financing leases, current portion	2,346	2,095
Total current liabilities	206,889	165,508
Non-current liabilities:
Long-term debt, net	183,404	385,247
Asset retirement obligation	50,468	47,571
Operating leases	470,301	431,364
Financing leases	96,499	94,638
Other non-current liabilities	119,999	113,031
Total liabilities	1,127,560	1,237,359
Commitments and contingencies — see Note 11
Stockholders' equity / total net investment:
Class A common stock ($0.0001 par value) – authorized: 400,000,000 shares; issued and outstanding: 12,570,223 and 0 shares, respectively	1	—
Class B common stock ($0.0001 par value) – authorized: 200,000,000 shares; issued and outstanding: 35,000,000 and 0 shares, respectively	—	—
Common stock ($0.0001 par value) – 0 and 1,000 authorized, issued and outstanding, respectively	—	—
ARKO Parent's net investment	—	36,115
Additional paid-in capital	245,540	—
Retained earnings	12,236	—
Total net investment	—	36,115
Total stockholders' equity	257,777	—
Total liabilities and stockholders' equity / total net investment	$1,385,337	$1,273,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Fuel revenue [1]	$1,098,919	$820,871	$1,906,517	$1,577,669
Fuel revenue – related party [2]	716,008	604,065	1,230,492	1,178,481
Other revenues, net	20,291	15,229	39,393	28,186
Other revenues, net – related party	3,370	3,219	6,551	6,374
Total revenues	1,838,588	1,443,384	3,182,953	2,790,710
Operating expenses:
Fuel costs [1]	1,054,762	776,847	1,821,904	1,497,058
Fuel costs – related party [2]	704,550	592,799	1,208,069	1,156,632
Site operating expenses, including allocated expenses	28,786	25,389	55,714	47,406
General and administrative expenses, including allocated expenses	11,764	10,392	22,578	21,140
Depreciation and amortization, including allocated expenses	14,716	13,301	29,503	26,804
Total operating expenses	1,814,578	1,418,728	3,137,768	2,749,040
Other expenses, net	489	882	1,552	2,077
Operating income	23,521	23,774	43,633	39,593
Interest and other financial income, including allocated income	261	87	470	225
Interest and other financial expenses, including allocated expenses	(7,435)	(10,443)	(16,671)	(20,193)
Income before income taxes	16,347	13,418	27,432	19,625
Income tax expense	(4,111)	(3,390)	(7,114)	(5,064)
Net income	$12,236	$10,028	$20,318	$14,561
Net income per share – basic	$0.26	$0.29	$0.46	$0.42
Net income per share – diluted	$0.26	$0.29	$0.46	$0.42
Weighted average shares outstanding:
Basic	47,570	35,000	44,373	35,000
Diluted	47,604	35,000	44,390	35,000
Supplemental information:
[1] Includes excise tax of:	$141,210	$152,315	$282,260	$290,633
[2] Includes excise tax of:	101,775	122,347	201,343	237,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Changes in Equity / Net Investment

(Unaudited, in thousands, except share data)

	Common stock		Class A common stock		Class B common stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Parent's Net Investment	Additional paid-in capital	Retained Earnings	Total stockholders' equity
Balance at January 1, 2026	1,000	$—	—	$—	—	$—	$36,115	$—	$—	$36,115
Net transfers from ARKO Parent	—	—	—	—	—	—	5,657	—	—	5,657
Net income	—	—	—	—	—	—	4,331	—	15,987	20,318
Share-based compensation	—	—	—	—	—	—	—	1,280	—	1,280
Conversion of common stock to Class B common stock	(1,000)	—	—	—	35,000,000	—	(46,103)	46,103	—	—
Issuance of Class A common stock in IPO	—	—	12,570,223	1	—	—	—	206,774	—	206,775
Dividends declared (26 cents per share)	—	—	—	—	—	—	—	(8,617)	(3,751)	(12,368)
Balance at June 30, 2026	—	$—	12,570,223	$1	35,000,000	$—	$—	$245,540	$12,236	$257,777

	Class A common stock		Class B common stock
	Shares	Par Value	Shares	Par Value	Additional paid-in capital	Retained Earnings	Total stockholders' equity
Balance at April 1, 2026	12,570,223	$1	35,000,000	$—	$244,494	$—	$244,495
Net income	—	—	—	—	—	12,236	12,236
Share-based compensation	—	—	—	—	1,046	—	1,046
Balance at June 30, 2026	12,570,223	$1	35,000,000	$—	$245,540	$12,236	$257,777

Total Net Investment
Balance at January 1, 2025	$65,570
Net transfers to ARKO Parent	(40,554)
Net income	14,561
Balance at June 30, 2025	$39,577

Total Net Investment
Balance at April 1, 2025	$63,448
Net transfers to ARKO Parent	(33,899)
Net income	10,028
Balance at June 30, 2025	$39,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$20,318	$14,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,503	26,804
Deferred income taxes	2,478	(2,024)
Loss on disposal of assets and impairment charges, net	826	2,292
Amortization of deferred financing costs	1,142	741
Amortization of deferred income	(4,853)	(4,508)
Amortization of prepaid to related party	1,503	2,115
Accretion of asset retirement obligation	642	531
Non-cash rent	441	1,472
Charges to allowance for credit losses	621	544
Share-based compensation	1,394	502
Fair value adjustment of financial assets and liabilities	54	171
Other operating activities, net	—	(212)
Changes in assets and liabilities:
Increase in trade receivables	(61,837)	(16,454)
(Increase) decrease in inventory	(6,852)	1,508
Increase in other assets	(11,459)	(4,193)
Increase in related party assets	(7,376)	(3,581)
Increase (decrease) in accounts payable	32,729	(328)
Increase in other current liabilities	12,211	6,853
Decrease in asset retirement obligation	(257)	(292)
Increase in non-current liabilities	5,758	11,648
Net cash provided by operating activities	$16,986	$38,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from investing activities:
Purchase of property and equipment	$(14,632)	$(13,438)
Proceeds from ARKO Parent for the conversion of ARKO Retail Sites to dealer locations, net	3,456	—
Proceeds from sale of property and equipment	1,412	820
Net cash used in investing activities	(9,764)	(12,618)
Cash flows from financing activities:
Receipt of long-term debt	—	4,871
Repayment of long-term debt	(209,974)	(1,596)
Repayment of related-party debt	(330)	—
Principal payments on financing leases	(1,036)	(542)
Proceeds from issuance of Class A shares in IPO, net of underwriting discounts and commissions	210,426	—
Payment of IPO costs	(2,163)	—
Dividends paid on common stock	(12,368)	—
Pre-IPO net transfers from (to) ARKO Parent	7,230	(39,365)
Net cash used in financing activities	(8,215)	(36,632)
Net decrease in cash and cash equivalents and restricted cash	(993)	(11,100)
Cash and cash equivalents and restricted cash, beginning of period	15,556	25,341
Cash and cash equivalents and restricted cash, end of period	$14,563	$14,241
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$15,556	$25,086
Restricted cash, beginning of period	—	255
Cash and cash equivalents and restricted cash, beginning of period	$15,556	$25,341
Cash and cash equivalents, end of period	$14,563	$14,241
Restricted cash, end of period	—	—
Cash and cash equivalents and restricted cash, end of period	$14,563	$14,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2026	2025
Supplementary cash flow information:
Cash received for interest	$470	$225
Cash paid for interest and allocated interest	14,899	18,761
Cash paid for taxes, net of refunds	4,450	7,087
Supplementary noncash activities:
ARKO Parent's pre-IPO net investment for ARKO Parent-controlled sites conversion to dealer locations	$(1,687)	$(1,691)
Prepaid insurance premiums financed through notes payable	613	—
Purchases of equipment in accounts payable and accrued expenses	3,837	—
Purchase of property and equipment under leases	23,721	8,507
Disposals of leases of property and equipment	1,757	3,458

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

The accompanying financial statements for the periods prior to the IPO were derived primarily from the historical accounting records of ARKO Parent’s wholesale business, fleet fueling business and the supply of fuel to substantially all ARKO Retail Sites (together, the “Business”), which was contributed to the Company upon consummation of the IPO, and have been carved out of the activity of ARKO Parent and combined. The Company’s operations are primarily performed by the following wholly owned subsidiaries (and their respective subsidiaries) contributed to the Company by ARKO Parent: GPM Empire, LLC, a Delaware limited liability company formed in 2020 (“GPME”), and GPM Petroleum LP, a Delaware limited partnership formed in 2015 (“GPMP”). See Note 2 for basis of presentation details.

The Company is engaged in (i) wholesale activity, which includes the supply of fuel to gas stations operated by third-party dealers, (ii) fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and the issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites, and (iii) wholesale distribution of fuel to substantially all of the ARKO Retail Sites. As of June 30, 2026, the Company’s activity included the supply of fuel to 2,129 gas stations operated by dealers, the supply of fuel to 1,034 gas stations operated by ARKO Parent, and the operation of 290 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”).

The Company has three reportable segments: wholesale, fleet fueling and GPMP. Refer to Note 10 below for further information with respect to the segments.

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

ARKO Parent used a centralized approach to cash management and financing of its operations. Financial transactions relating to the Business were accounted for through ARKO Parent’s net investment account for the periods preceding the IPO. Accordingly, none of ARKO Parent’s cash, cash equivalents or debt at the corporate level were assigned to the Business in the interim financial statements for the periods preceding the IPO, except for the Capital One Line of Credit (as defined below) and certain M&T Bank financing attributable to the Business as further described in Note 3 below and in the annual financial statements (as defined below). ARKO Parent’s net investment represented ARKO Parent’s interest in the recorded net assets of the Business.

All significant transactions between the Business and ARKO Parent were reflected within ARKO Parent’s net investment within the interim financial statements for the periods preceding the IPO, and all significant intercompany balances and transactions within the Business have been eliminated in the interim financial statements.

Interim Financial Statements

The interim financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited combined financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “annual financial statements”).

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

Use of Estimates

In the preparation of interim financial statements, management may make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include lease liabilities; impairment of intangible, right-of-use and fixed assets; environmental assets and liabilities; deferred tax assets; and asset retirement obligations.

Trade Receivables

The majority of trade receivables are typically from dealers, fleet fueling customers and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week of the purchase and time of day of the purchase. Receivables from dealers and customer credit accounts are typically due within one to 30 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due. At each balance sheet date, the Company recognizes a loss allowance for expected credit losses on trade receivables. As of June 30, 2026, June 30, 2025, December 31, 2025 and December 31, 2024, net trade receivables totaled $142.0 million, $104.1 million, $80.8 million and $88.2 million, respectively.

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

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs were $9.0 million, $7.4 million, $8.2 million and $6.7 million as of June 30, 2026, June 30, 2025, December 31, 2025 and December 31, 2024, respectively, were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. Amortization expense for the three and six months ended June 30, 2026 and 2025 was $0.7 million, $0.5 million, $1.2 million and $0.9 million, respectively, and was included in fuel costs in the condensed consolidated statements of operations. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company recognizes a contract asset when making upfront incentive payments to dealers. Certain of the upfront consideration represents a prepaid incentive, as these payments are not made for distinct services provided by the dealer. Others represent payments for equipment installed at a dealer location. The prepaid incentives were $56.6 million, $47.7 million, $51.8 million and $43.8 million as of June 30, 2026, June 30, 2025, December 31, 2025 and December 31, 2024, respectively, and were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized as a reduction of revenue over the term of the specific agreement. Amortization expense for the three and six months ended June 30, 2026 and 2025 was $2.2 million, $1.6 million, $4.2 million and $3.0 million, respectively.

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

The interim financial statements reflect the income tax expense and deferred tax assets or liabilities attributable to the Company.

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

Earnings Per Share

Basic earnings per share are calculated in accordance with ASC 260, Earnings Per Share, by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share are calculated, if applicable, by adjusting net income attributable to the Company and the weighted average number of common shares, taking into effect all potential dilutive common shares.

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

Derivatives and Hedging – In December 2024, the FASB issued ASU 2024-05, Derivatives and Hedging (Topic 815): Improvements to Hedge Accounting and Disclosure Requirements, which enhances transparency around an entity’s hedging activities. The standard expands existing disclosure requirements related to an entity’s risk management objectives and strategies for undertaking hedging activities, the effects of hedging instruments on the financial statements, and the presentation of gains and losses associated with derivatives and hedged items. In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which is expected to reduce the cost and complexity of evaluating certain contracts for derivative accounting, better portray the economics of those contracts in the financial statements, reduce diversity in practice related to derivative accounting, and clarify the applicability of Topic 606 to share-based noncash consideration from a customer. Both ASUs are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. ASU 2024-05 requires prospective application, while ASU 2025-07 may be applied prospectively or on a modified retrospective basis. The Company is currently evaluating the impact that adoption of these standards, including early adoption of ASU 2025-07, will have on its financial statements and related disclosures.

3. Debt

The components of debt were as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
ARKO Parent Notes	$14,537	$—
M&T debt attributable to the Business	—	14,624
Capital One Line of Credit	169,858	377,406
Insurance premium notes	315	—
Total debt, net	$184,710	$392,030
Less current portion of ARKO Parent Notes	(991)	—
Less current portion of other long-term debt	(315)	(6,783)
Total long-term debt, net	$183,404	$385,247

M&T Bank Credit Agreement

In connection with the consummation of the IPO, on February 11, 2026, the ARKO Parent credit agreement with M&T Bank (the “M&T Credit Agreement”) was amended to remove the Company’s subsidiaries as borrowers or guarantors thereunder, and the Company’s assets that previously served as collateral under the M&T Credit Agreement were released from M&T’s security interest.

ARKO Parent Related Party Notes

On February 13, 2026, the Company entered into subordinated, unsecured promissory notes (the “ARKO Parent Notes”) with subsidiaries of ARKO Parent in an aggregate principal amount of $14.9 million which equaled the portion of the debt under the M&T Credit Agreement attributable to the Business. The material terms of the ARKO Parent Notes mirror those contained in the M&T Credit Agreement, except that the ARKO Parent Notes have a 15-year term. The ARKO Parent Notes are intended to reflect the economics of, and align the Company’s payment obligations with, the portion of the indebtedness outstanding under the M&T Credit Agreement that is attributable to the Business.

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

In connection with the consummation of the IPO, the ARKO Parent PNC Credit Agreement was separated into two distinct credit facilities. The ARKO Parent PNC Credit Agreement was amended and restated to, among other things, remove the Company’s subsidiaries as co-borrowers from the ARKO Parent PNC Credit Agreement. Concurrently, certain of the Company’s subsidiaries entered into a separate amended and restated credit agreement with PNC (the “PNC Credit Agreement”) providing for a secured revolving credit facility (the “PNC Line of Credit”) with substantially similar terms as those under the ARKO Parent PNC Line of Credit, except that the aggregate principal amount available under the ARKO Parent PNC Line of Credit is up to $56 million, and the PNC Line of Credit is up to $84 million, for total aggregate availability of $140 million which was the aggregate principal availability under the ARKO Parent PNC Line of Credit prior to the IPO. The PNC Credit Agreement, among other carveouts, permits distributions to the Company for purposes of making dividends provided that no event of default shall have occurred thereunder and the borrowers have “Undrawn Availability” and “Average Undrawn Availability” (in each case, as defined in such agreement) of not less than 20% of the Maximum Revolving Advance Amount (as defined in such agreement). The maturity date for the PNC Line of Credit is the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes (as defined in Note 11) or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit. As of June 30, 2026, there were no borrowings under the PNC Line of Credit.

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

On January 13, 2026, GPMP entered into an amendment to the Capital One Line of Credit, and used $206.7 million of the net proceeds from the IPO to repay indebtedness outstanding under the Capital One Line of Credit. The Company and certain of its subsidiaries entered into certain pledge and security agreements whereby the Capital One Line of Credit is secured by GPME’s interest in, and proceeds from, the Company’s agreements with ARKO Parent and the Company’s fuel supply agreements with certain of its fuel supply partners and a pledge of the Company’s equity interests in GPMP. In July 2026, GPMP drew an additional $4.0 million on the Capital One Line of Credit to purchase real estate at certain dealer locations.

4. Leases

Lessee

As of June 30, 2026, ARKO Parent and the Company collectively leased 557 dealer locations, 155 cardlock locations, former store locations, and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, ARKO Parent and the Company lease certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

As of June 30, 2026, out of the above, the Company directly leased a total of 181 dealer locations and cardlock locations. In addition, as of June 30, 2026, the Company or its subsidiaries leased jointly and severally with ARKO Parent from third party lessors 233 sites, of which 133 sites were attributable to the Business. As of June 30, 2026, the total lease liabilities related to such joint and several agreements were $336.0 million, of which $160.2 million related to the Business and was recorded on the condensed consolidated balance sheet. Refer to Note 12 for details on related party leases.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$987	$531	$1,946	$936
Interest on lease liabilities	1,900	980	3,783	1,643
Operating lease costs included in site operating expenses	16,667	13,077	32,610	25,348
Operating lease costs included in general and administrative expenses	135	146	279	317
Lease cost related to variable lease payments, short-term leases and leases of low value assets	239	—	501	—
Right-of-use asset impairment charges and loss (gain) on disposals of leases	737	437	967	927
Total lease costs	$20,665	$15,171	$40,086	$29,171

Lessor

The Company leases and subleases owned and leased properties to dealers and other tenants and subtenants, which are accounted for as operating or sales-type leases. The majority of these leases and subleases are for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options beyond 10 years. Some of the lease agreements include lease payments that are based upon the tenant’s or subtenant’s sales subject to fixed minimum lease payments. Lessees often post a security deposit as collateral at the time of lease inception. Total operating lease income was approximately $15.5 million, $10.6 million, $30.8 million and $20.1 million for the three and six months ended June 30, 2026 and 2025, respectively. Lease income is included in other revenues, net, in the condensed consolidated statements of operations.

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

As of June 30, 2026 and December 31, 2025, the Company had fuel futures contracts to hedge approximately 3.3 million and 2.4 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of June 30, 2026 and December 31, 2025, the Company had an asset derivative with a fair value of approximately $0.3 million and $0.1 million, respectively, recorded in other current assets, and a firm commitment with a fair value of approximately $0.3 million and $0.1 million, respectively, recorded in other current liabilities on the condensed consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, there was no cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheets. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the condensed consolidated statements of cash flows.

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

Dividends

The Company’s board of directors (the “Board”) declared on March 27, 2026 a quarterly pro-rated dividend of $0.26 per share of common stock, pro-rated to reflect the portion of the first quarter of 2026 following the closing of the IPO on February 13, 2026. This dividend, totaling $12.4 million, was paid on April 21, 2026.

On July 31, 2026, the Board declared a quarterly dividend of $0.50 per share of common stock, to be paid on August 28, 2026 to stockholders of record as of August 18, 2026.

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

Additionally, non-employee directors serving on the Board receive an annual restricted stock unit (“APC RSUs”) grant and may receive APC RSUs in lieu of up to 100% of cash fees. These APC RSUs vest immediately, are entitled to dividend equivalent rights relating to dividends declared and paid on the Company’s common stock, and will be settled in shares of Class A common stock of the Company upon the director’s departure from the Board, or upon an earlier change in control of the Company.

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to the APC RSUs and APC PSUs:

	APC RSUs and APC PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested APC RSUs and APC PSUs, December 31, 2025	—	$—
Granted	218	18.49
Released	(32)	18.19
Forfeited	(7)	18.72
Performance-based share adjustment	(100)	18.36
Nonvested APC RSUs and APC PSUs, June 30, 2026	79	$18.73

During the six months ended June 30, 2026, 32 thousand APC RSUs were issued to the Company’s non-employee directors. These awards are included in the table above under APC RSUs as both granted and released units. There were 32 thousand APC RSUs issued to non-employee directors outstanding as of June 30, 2026.

During the six months ended June 30, 2026, the Company granted approximately 63 thousand APC PSUs to its employees and approximately 123 thousand APC PSUs to employees of ARKO Parent who provide on behalf of ARKO Parent services to the Company, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of Class A common stock equal to up to 150% of the number of APC PSUs granted. The APC PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of APC PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company or ARKO Parent and related entities through the last day of the performance period or the applicable vesting date and a certification by the compensation committee of the Board that the applicable performance criteria have been met.

The Company assesses the probability of achieving the performance criteria on a quarterly basis, and the compensation committee of the Board determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period.

The fair value of APC RSUs released during the six months ended June 30, 2026 was $0.6 million.

As of June 30, 2026, total unrecognized compensation cost related to APC PSUs was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to the ARKO RSUs and ARKO PSUs issued to Company employees:

	ARKO RSUs and ARKO PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested ARKO RSUs and ARKO PSUs, December 31, 2025	406	$6.46
Granted	149	6.44
Released	(79)	7.41
Forfeited	(15)	6.46
Nonvested ARKO RSUs and ARKO PSUs, June 30, 2026	461	$6.19

During the six months ended June 30, 2026, ARKO Parent granted approximately 12 thousand ARKO PSUs to the Company’s employees, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of ARKO Parent’s common stock equal to up to 150% of the number of ARKO PSUs granted. The ARKO PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific ARKO Parent performance criteria measured over such period. The number of ARKO PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the compensation committee of the ARKO Parent Board that the applicable performance criteria have been met.

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

The fair value of ARKO RSUs and ARKO PSUs released during the six months ended June 30, 2026 was $0.9 million.

As of June 30, 2026, total unrecognized compensation cost related to ARKO RSUs and ARKO PSUs was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for members of the Board, the Company’s employees and certain employees of ARKO Parent who provide management services to the Company for the three and six months ended June 30, 2026 and 2025 was $1.0 million, $0.2 million, $1.4 million and $0.5 million, respectively, and has been included in general and administrative expenses in the condensed consolidated statements of operations.

8. Earnings per Share

The holders of the Company’s Class A and Class B common stock (together, “common stock”) have identical liquidation and dividend rights but different voting rights. Accordingly, the Company presents the earnings per share (“EPS”) for Class A and Class B common stock together.

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$12,236	$10,028	$20,318	$14,561

Weighted average common shares outstanding — Basic	47,570	35,000	44,373	35,000
Effect of dilutive securities:
APC RSUs and APC PSUs	34	—	17	—
Weighted average common shares outstanding — Diluted	47,604	35,000	44,390	35,000
Net income per share — Basic	$0.26	$0.29	$0.46	$0.42
Net income per share — Diluted	$0.26	$0.29	$0.46	$0.42

9. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, trade receivables, accounts payable and other current liabilities approximated their carrying values as of June 30, 2026 and December 31, 2025 primarily due to the short-term maturity of these instruments. The fair value of the other long-term debt approximated their respective carrying values as of June 30, 2026 and December 31, 2025 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

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

The GPMP segment includes the sale and supply of fuel to substantially all ARKO Retail Sites, at the Company’s cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter), and a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) charged to certain of ARKO Retail Sites which are not supplied by the Company. ARKO Retail Sites that sell fuel are classified as related party sites. In addition, the GPMP segment includes the sale of fuel to the Company’s locations in the wholesale segment and, beginning February 1, 2026, to the Company’s locations in the fleet fueling segment, in each case at the Company’s cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter). Prior to February 1, 2026, the GPMP segment charged a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) primarily to fleet fueling locations that were not supplied by the GPMP segment. These inter-segment transactions were eliminated in the interim financial statements. Through the second quarter of 2025, the GPMP segment also supplied fuel to a limited number of third-party dealers.

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

	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended June 30, 2026	(in thousands)
Revenues
Fuel revenue	$917,696	$175,343	$—	$5,880	$1,098,919
Fuel revenue – related party	—	—	716,008	—	716,008
Other revenues, net	16,984	2,905	47	355	20,291
Other revenues, net – related party	405	—	784	2,181	3,370
Total revenues from external customers	$935,085	$178,248	$716,839	$8,416	$1,838,588
Inter-segment revenues	$—	$—	$1,039,889	$3,714	$1,043,603

Fuel costs	$891,375	$158,258	$—
Fuel costs – related party			704,550
Fuel costs – inter-segment			1,023,250
Credit card fees	1,826	1,325
Rent, including allocated expenses	13,580	2,952
Repairs and maintenance	1,944	916
Other segment expenses	1,477	1,510	2,358	11,815
Operating income from segments	$24,883	$13,287	$26,570	315	$65,055
Interest and other financial expenses, net			$(3,679)		$(3,679)

	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended June 30, 2025	(in thousands)
Revenues
Fuel revenue	$696,103	$118,121	$353	$6,294	$820,871
Fuel revenue – related party	—	—	604,065	—	604,065
Other revenues, net	12,501	2,245	191	292	15,229
Other revenues, net – related party	—	—	669	2,550	3,219
Total revenues from external customers	$708,604	$120,366	$605,278	$9,136	$1,443,384
Inter-segment revenues	$—	$—	$653,396	$2,839	$656,235

Fuel costs	$670,714	$100,353	$352
Fuel costs – related party			592,799
Fuel costs – inter-segment			638,915
Credit card fees	1,823	1,136
Rent, included allocated expenses	9,451	2,845
Repairs and maintenance	1,277	1,255
Other segment expenses	2,097	1,698	2,660	11,328
Operating income from segments	$23,242	$13,079	$23,948	$647	$60,916
Interest and other financial expenses, net			$(7,797)		$(7,797)

	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Six Months Ended June 30, 2026	(in thousands)
Revenues
Fuel revenue	$1,591,551	$302,642	$—	$12,324	$1,906,517
Fuel revenue – related party	—	—	1,230,492	—	1,230,492
Other revenues, net	33,514	5,146	218	515	39,393
Other revenues, net – related party	929	—	1,498	4,124	6,551
Total revenues from external customers	$1,625,994	$307,788	$1,232,208	$16,963	$3,182,953
Inter-segment revenues	$—	$—	$1,763,140	$6,856	$1,769,996

Fuel costs	$1,542,339	$268,812	$—
Fuel costs – related party			1,208,069
Fuel costs – inter-segment			1,730,413
Credit card fees	3,348	2,735
Rent, included allocated expenses	26,532	5,924
Repairs and maintenance	3,211	1,906
Other segment expenses	2,669	3,169	4,680	23,360
Operating income from segments	$47,895	$25,242	$52,186	$459	$125,782
Interest and other financial expenses, net			$(9,200)		$(9,200)

	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Six Months Ended June 30, 2025	(in thousands)
Revenues
Fuel revenue	$1,326,163	$236,527	$849	$14,130	$1,577,669
Fuel revenue – related party	—	—	1,178,481	—	1,178,481
Other revenues, net	22,853	4,363	346	624	28,186
Other revenues, net – related party	—	—	1,321	5,053	6,374
Total revenues from external customers	$1,349,016	$240,890	$1,180,997	$19,807	$2,790,710
Inter-segment revenues	$—	$—	$1,247,544	$5,421	$1,252,965

Fuel costs	$1,280,727	$203,457	$848
Fuel costs – related party			1,156,632
Fuel costs – inter-segment			1,219,859
Credit card fees	3,492	2,181
Rent, included allocated expenses	18,107	5,699
Repairs and maintenance	2,268	2,173
Other segment expenses	2,550	3,309	5,328	23,601
Operating income from segments	$41,872	$24,071	$45,874	$1,627	$113,444
Interest and other financial expenses, net			$(15,275)		$(15,275)

A reconciliation of operating income from reportable segments to income before income taxes on the condensed consolidated statements of operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating income from reportable segments	$64,740	$60,269	$125,323	$111,817
All other operating income	315	647	459	1,627
Intercompany charges by the GPMP segment [1]	(16,639)	(14,481)	(32,727)	(27,685)
Interest and other financial expenses, net	(3,679)	(7,797)	(9,200)	(15,275)
Amounts not allocated to segments:
Site operating expenses, including allocated expenses	(284)	(746)	(469)	(1,473)
General and administrative expenses, including allocated expenses	(11,219)	(9,572)	(21,523)	(19,492)
Depreciation and amortization, including allocated expenses	(12,903)	(11,461)	(25,878)	(23,124)
Other expenses, net	(489)	(882)	(1,552)	(2,077)
Interest and other financial expenses, net	(3,495)	(2,559)	(7,001)	(4,693)
Income before income taxes	$16,347	$13,418	$27,432	$19,625

1 Represents the fixed margin or fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) paid to the GPMP segment for the cost of fuel and recorded by the GPMP segment as inter-segment revenues.

11. Commitments and Contingencies

Senior Notes

On October 21, 2021, ARKO Parent issued $450.0 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”), which are guaranteed, jointly and severally on an unsecured basis, by certain of ARKO Parent’s domestic subsidiaries, including the Company and certain of its subsidiaries (the “Guarantors”); however, neither GPMP nor any of its subsidiaries is a Guarantor. As of June 30, 2026, $412 million aggregate principal amount of the Senior Notes was outstanding.

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

The Company believes that the likelihood of the Guarantors, including the Company, being required to make payments under the Guaranteed Obligations is remote based on ARKO Parent’s current financial condition and anticipated financial performance, but that likelihood would increase if ARKO Parent’s financial condition deteriorates.

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

Environmental Liabilities and Contingencies

The Business is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as locations owned, leased, or where there is a contractual obligation that results in ARKO Parent or the Company being the tank operator or owner but are operated by third-party dealers. As of June 30, 2026 and December 31, 2025, environmental obligations totaled $3.5 million and $3.1 million, respectively, and were recorded as other current and non-current liabilities on the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

ARKO Parent maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it and the Company to be reimbursed for remediation costs. Estimated amounts that will be recovered from the insurance policies and various state funds for the exposures totaled $2.0 million and $1.8 million as of June 30, 2026 and December 31, 2025, respectively, and were recorded as other current and non-current assets on the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its proprietary cardlock locations, at most of the owned and leased dealer locations, at certain other dealer locations and third-party cardlock locations where the Company owns storage tanks or otherwise agreed to be contractually liable for tank maintenance, there are underground, and in certain cases, aboveground, storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank, or if sooner, the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $50.5 million and $47.6 million as of June 30, 2026 and December 31, 2025, respectively. The current portion of the asset retirement obligation is included in other current liabilities on the condensed consolidated balance sheets.

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

12. Related Party Transactions

Balances with related parties, in addition to those disclosed in Note 3, were as follows as of the periods noted:

	June 30, 2026	December 31, 2025
	(in thousands)
Assets
Current assets:
Due from related party	$9,354	$—
Prepaid to related party, current portion	2,674	2,984
Non-current assets:
Prepaid to related party	8,678	10,378
Right-of-use assets under operating leases	187,004	—
Right-of-use assets under financing leases, net	60,284	—
Liabilities
Current liabilities:
Operating leases, current portion	$19,788	$—
Financing leases, current portion	1,982	—
Financial liabilities, current portion	21	—
Non-current liabilities:
Operating leases	199,650	—
Financing leases	94,200	—
Financial liabilities	661	—

Transactions with related parties, in addition to those disclosed in the condensed consolidated statements of operations, were as follows for the periods noted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Site operating expenses	$8,240	$—	$12,428	$—
General and administrative expenses	2,711	—	4,167	—
Depreciation and amortization	860	—	1,311	—
Interest and other financial expenses	2,095	—	3,208	—

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

iii.
The Company charged ARKO Parent a fixed fee per gallon sold to a limited number of ARKO Retail Sites that were not supplied by the Company.

Fuel Distribution Agreement – subsequent to the IPO

On February 13, 2026, the Company entered into a third amended, restated and consolidated fuel distribution agreement (the “Fuel Distribution Agreement”) with a subsidiary of ARKO Parent. The Fuel Distribution Agreement regulates the terms and conditions regarding the purchase, sale and exclusive distribution of branded and unbranded gasoline (all grades), diesel fuel, ethanol, biodiesel and kerosene (the “Products”) for the convenience stores and gasoline facilities operated by ARKO Parent’s applicable subsidiaries (the “Stations”).

The Fuel Distribution Agreement requires ARKO Parent to exclusively source from the Company all of its fuel requirements for the Stations, subject to certain limited exceptions, such as pre-existing supply contracts, governmental allocation restrictions, or circumstances outside of ARKO Parent’s control. The Fuel Distribution Agreement establishes pricing based on the applicable rack price plus a fixed adder, together with applicable taxes, fees and surcharges. Under the Fuel Distribution Agreement, the Company agreed to be the exclusive supplier of Products for the Stations for a period of ten years, subject to earlier termination under certain circumstances, including termination if ARKO Parent sells all or substantially all of its business and the party that acquires ARKO Parent’s business does not assume the Fuel Distribution Agreement, subject to the applicable ARKO Parent entity paying liquidated damages.

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

In connection with the IPO, there were various agreements among the Company, ARKO Parent and its related entities, pursuant to which the Company leases certain of its sites from third parties, subleases from ARKO Parent, or acts as cotenant with ARKO Parent under master leases. In connection with the IPO, the Company entered into an assignment, assumption, master sublease and bill of sale agreement that assigned certain subleases from ARKO Parent to the Company, transferred certain equipment from ARKO Parent to the Company, and subleased properties from ARKO Parent to the Company for sites already dealerized. There are also lease agreements, for single site or multi-site leases, each related to Company-owned real property, wherein the Company leases the properties to ARKO Parent. Additionally, there will be sublease agreements for single site deals between ARKO Parent as sublessor and the Company as sublessee relating to leased sites that will be dealerized in the future. Such lease/sublease agreements provide that if more than one person or entity (e.g., shareholders or partners) constitute or comprise lessee or sublessee under such agreements, the obligations of lessee or sublessee, as applicable, shall be joint and several. Additionally, upon a default, the lessor/sublessor may terminate the applicable lease or sublease, reenter and repossess the premises that are the subject of such agreement and lease to any other person, or exercise any other rights and remedies available to it. All of the foregoing agreements contain general indemnity obligations of the parties thereto and are governed by the laws of the state in which the relevant property subject to the agreement is located.

ARKO Parent Notes

On February 13, 2026, the Company entered into the ARKO Parent Notes in an aggregate original principal amount of $14.9 million, which equaled to the portion of the debt under the M&T Credit Agreement attributable to the Business, as described in Note 3.

Management Services Agreement

On February 13, 2026, the Company entered into a management services agreement with ARKO Parent (the “Management Services Agreement”), pursuant to which ARKO Parent provides certain administrative services to the Company, including support in the areas of operations, human resources, payroll and benefits administration, financing and accounting, financial and public company reporting, information technology, legal, real estate management, executive services and general administrative services. Under the Management Services Agreement, the Company pays fees to ARKO Parent based on allocations or a flat fee, subject to periodic adjustments. The Company will also reimburse ARKO Parent for reasonable out-of-pocket expenses incurred in providing the services, including costs of licenses, insurance, taxes, audit fees, compliance costs and expenses associated with the Company’s status as a public company. The fees incurred under the Management Services Agreement were approximately $2.7 million and $4.1 million for the three months ended June 30, 2026 and for the period from February 1, 2026 through June 30, 2026, respectively, and were included in general and administrative expenses on the condensed consolidated statements of operation. As a controlled subsidiary of ARKO Parent, the fees under the Management Services Agreement that have been charged to the Company may differ from those associated with being a standalone, non-controlled public company.

The amount recorded for share-based compensation expense for APC PSUs granted to certain employees of ARKO Parent who are not employed by the Company but, on behalf of ARKO Parent, provide management services to the Company, as described in Note 7 above, is deducted on a quarterly basis from the fees, payable to ARKO Parent under the Management Services Agreement, as such expense is considered a payment by the Company to ARKO Parent for services rendered thereunder.

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

Transactions with ARKO Parent Prior to the IPO

Transactions between the Business and ARKO Parent included in the interim financial statements and prior to the IPO were forgiven at the time the transactions were recorded. Prior to the IPO, the total net effect of the settlement of these transactions with ARKO Parent was reflected in the condensed consolidated statements of cash flows as a financing activity and in the condensed consolidated balance sheets as ARKO Parent’s net investment. Prior to the IPO, the components of the net transfers to ARKO Parent were as follows:

	For the Six Months Ended June 30,
	2026	2025
	(in thousands)
Net investments attributable to ARKO Parent-controlled sites converted to fuel supply or consignment locations during the year and transfer of certain assets to the Company	$(1,687)	$(1,691)
Share-based compensation granted by ARKO Parent	114	502
Net transfers from (to) ARKO Parent	7,230	(39,365)
	$5,657	$(40,554)

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

The Company’s management believes the assumptions regarding the allocation of general and administrative expense from ARKO Parent were and are reasonable. Nevertheless, the interim financial statements do not include the actual expenses that would have been incurred had the Business operated as a standalone public company during the three months ended June 30, 2025 and six months ended June 30, 2026 and 2025. Actual costs that would have been incurred if the Business had operated as a standalone public company would depend on multiple factors, including, but not limited to, organizational structure and strategic decisions made in various areas, including information technology and infrastructure and therefore, would result in costs that vary from the allocation in the interim financial statements.

13. Subsequent Events

Potential Acquisition

On August 4, 2026, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with certain affiliates of U.S. Petroleum Partners, LLC (“USPP”), a vertically integrated fuel supply and distribution platform headquartered in Royal Oak, Michigan and serving customers throughout the Great Lakes region, pursuant to which USPP has agreed to sell to the Company substantially all of its assets (the “Acquired Business”), and the Company will assume from USPP certain liabilities in respect of the Acquired Business. The Acquired Business includes:

•
The right to supply fuel to more than 400 dealer locations;
•
Two fuel terminals in Novi, Michigan and Toledo, Ohio connected to the Buckeye Pipeline system; and
•
A fleet of more than 50 transportation trucks and trailers.

The total consideration for the transaction at closing as set forth in the Purchase Agreement consists of approximately $205 million in cash plus the value of inventory at closing, and $30 million in Class A common stock, (the “Consideration Shares”), which will be held in escrow until the True-Up Date (as defined below). The Company expects to finance the cash consideration through borrowings under its existing lines of credit.

Subject to the Acquired Business achieving certain EBITDA-based financial targets for the 12-month period ending on the 12-month anniversary of the last day of the calendar quarter during which the closing occurs (the “True-Up Date”), some or all of the Consideration Shares, together with dividends payable on the Consideration Shares (the “Earn-Out Payment”) may be payable to USPP. The Earn-Out Payment is subject to adjustments, including in some instances recoupment of up to $5.0 million of the cash consideration payable at closing, if the Acquired Business does not achieve $31.7 million of EBITDA and $2.2 million of EBITDA generated by certain fuel related components, both as defined in the Purchase Agreement. Additionally, the payment to USPP at the True-Up Date may increase (payable in cash or shares of Class A Common Stock, at the Company’s election), based on the Acquired Business achieving results greater than such financial targets. The Consideration Shares and any shares of Class A Common Stock issued in respect of the Earn-Out Payment will be valued based on the daily volume weighted average price of the Class A common stock for the ten consecutive trading days immediately preceding the applicable date requiring the issuance thereof.

A portion of the Earn-Out Payment will remain in escrow for a period of 18-months post-closing to satisfy USPP’s indemnification obligations under the Purchase Agreement, if any. Any Consideration Shares, together with all dividends payable on the Consideration Shares, held in escrow and not ultimately payable to USPP in accordance with the Purchase Agreement will be returned to the Company.

The Purchase Agreement additionally provides for the payment of consideration to USPP if the Company, in its sole discretion and on terms acceptable to the Company, pursues and acquires certain businesses identified by USPP, none of which potential acquisitions is currently probable.

Pursuant to the Purchase Agreement, the Company has agreed to prepare and file a registration statement with the SEC, registering for resale by USPP shares of Class A common stock issued to USPP under the Purchase Agreement.

The closing of the transaction is subject to fulfillment of customary closing conditions, including the absence of legal restraints and the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Each party’s obligation to consummate the transaction is also subject to the accuracy of the representations and warranties of the other parties (subject to certain exceptions) and the performance in all material respects of the other parties’ respective covenants under the Purchase Agreement. The Purchase Agreement contains certain termination rights for both the Company, on the one hand, and USPP, on the other hand. The Company currently expects the closing to occur later in 2026. There is no certainty that the transaction will close.

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

We are engaged in (i) wholesale activity, which includes the supply of fuel to gas stations operated by third-party dealers, (ii) fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and the issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites, and (iii) the wholesale distribution of fuel to substantially all of the ARKO Retail Sites (together, the “Business”). As of June 30, 2026, we supplied fuel to 2,129 dealer locations and to 1,034 ARKO Retail Sites, and we operated 290 proprietary and third-party cardlock locations. We are well diversified geographically and as of June 30, 2026, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

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

Factors Affecting Results of Operations and Comparability

We achieved strong growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions by us and ARKO Parent from 2013 through June 30, 2026. Our strategic acquisitions, as well as the conversion of a meaningful number of ARKO Retail Sites to dealer locations, have had, and may continue to have, a significant impact on our reported results, which can make period to period comparisons difficult.

Starting in the middle of 2024, ARKO Parent commenced a multi-year transformation plan to leverage its unique, multi-segment operating model to expand our wholesale fuel distribution network by converting a meaningful number of ARKO Retail Sites to dealer locations. The conversion of an ARKO Retail Site that had been supplied by the GPMP segment to a dealer location effectively shifts that site to our wholesale segment. In such cases, we realize higher profit from ongoing fuel supply agreements and rental income than from the supply of fuel to these ARKO Retail Sites by the GPMP segment. During the three months ended June 30, 2026, 21 ARKO Retail Sites converted to dealer locations for a total of 62 stores converted during the six months ended June 30, 2026 and a total of 471 ARKO Retail Sites have converted since the beginning of this initiative. We expect that ARKO Parent will continue to convert a meaningful number of additional stores throughout 2026 and into 2027.

We are targeting opening 20 new fleet fueling locations during 2026, of which one opened in March 2026, two opened in July 2026, and 17 are in process. We anticipate that these new fleet fueling locations will have a positive impact on our results of operations given the attractive, durable cash flow profile of our fleet fueling business.

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

The following table provides a history of our acquisitions, site conversions and site closings for the periods noted, for the wholesale, fleet fueling and GPMP segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Wholesale Segment [1]	2026	2025	2026	2025
Number of sites at beginning of period	2,126	1,961	2,099	1,922
Newly opened or reopened sites [2]	13	4	24	10
ARKO Retail Sites converted to dealer locations	21	70	62	129
Closed or divested sites	(31)	(21)	(56)	(47)
Number of sites at end of period	2,129	2,014	2,129	2,014

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Fleet Fueling Segment	2026	2025	2026	2025
Number of sites at beginning of period	292	280	295	280
Newly opened or reopened sites	—	8	1	9
Closed or divested sites	(2)	(1)	(6)	(2)
Number of sites at end of period	290	287	290	287

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
GPMP Segment – related party sites (ARKO Retail Sites)	2026	2025	2026	2025
Number of sites at beginning of period	1,056	1,296	1,095	1,356
Newly opened or reopened sites	1	—	3	1
ARKO Retail Sites converted to dealer locations	(21)	(70)	(62)	(129)
Sites closed, divested or converted to rentals	(2)	—	(2)	(2)
Number of sites at end of period	1,034	1,226	1,034	1,226

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

Fuel margins for our fleet fueling locations and consignment agent locations can change rapidly because they are influenced by many factors, including: the wholesale cost of fuel; interruptions in supply caused by severe weather; supply chain disruptions; refinery mechanical failures; and competition in the local markets in which we operate. We pass wholesale fuel cost changes to our fuel supply dealers and attempt to pass wholesale fuel cost changes to our fleet fueling and consignment customers through price changes; however, we are not always able to do so. We tend to realize lower fuel margins when the cost of fuel increases gradually over a longer period and higher fuel margins when the cost of fuel declines or is more volatile over a shorter period.

During the first half of 2026, global crude oil and refined product markets were impacted by heightened geopolitical tensions in the Middle East, including the ongoing conflict involving Iran, Israel, and the United States. These developments contributed to significant volatility in crude oil prices and periodic supply disruptions, including disruptions to shipping through the Strait of Hormuz. During the second quarter of 2026, market conditions remained highly dynamic as developments related to the conflict, including sporadic reopenings of the Strait of Hormuz and the resumption of oil flows, contributed to fluctuations in crude oil prices and changing expectations regarding global supply availability. These market conditions contributed to variability in wholesale fuel costs, retail gasoline prices, and fuel demand patterns across many of our markets. While retail price increases generally lag behind changes in wholesale costs, the magnitude and timing of the fluctuations during the six months ended June 30, 2026 positively affected our fuel margins during that period. However, continued geopolitical uncertainty and evolving global supply dynamics may continue to contribute to volatility in fuel prices and margins in future periods.

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

Results of Operations for the three and six months ended June 30, 2026 and 2025

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

Consolidated Results

The table below shows our consolidated results for the three and six months ended June 30, 2026 and 2025, together with certain key metrics.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$1,098,919	$820,871	$1,906,517	$1,577,669
Fuel revenue – related party	716,008	604,065	1,230,492	1,178,481
Other revenues, net	20,291	15,229	39,393	28,186
Other revenues, net – related party	3,370	3,219	6,551	6,374
Total revenues	1,838,588	1,443,384	3,182,953	2,790,710
Operating expenses:
Fuel costs	1,054,762	776,847	1,821,904	1,497,058
Fuel costs – related party	704,550	592,799	1,208,069	1,156,632
Site operating expenses, including allocated expenses	28,786	25,389	55,714	47,406
General and administrative expenses, including allocated expenses	11,764	10,392	22,578	21,140
Depreciation and amortization, including allocated expenses	14,716	13,301	29,503	26,804
Total operating expenses	1,814,578	1,418,728	3,137,768	2,749,040
Other expenses, net	489	882	1,552	2,077
Operating income	23,521	23,774	43,633	39,593
Interest and other financial expenses, net, including allocated expenses	(7,174)	(10,356)	(16,201)	(19,968)
Income before income taxes	16,347	13,418	27,432	19,625
Income tax expense	(4,111)	(3,390)	(7,114)	(5,064)
Net income	$12,236	$10,028	$20,318	$14,561
Fuel gallons sold	278,657	290,884	548,776	556,161
Fuel gallons sold – related party	191,395	225,325	374,127	436,985
Fuel gallons sold – total	470,052	516,209	922,903	993,146
Fuel contribution [1]	$44,157	$44,024	$84,613	$80,611
Fuel contribution – related party [1]	$11,458	$11,266	$22,423	$21,849
Fuel contribution – total [1]	$55,615	$55,290	$107,036	$102,460
Fuel margin, cents per gallon [2]	15.8	15.1	15.4	14.5
Fuel margin, cents per gallon – related party [2]	6.0	5.0	6.0	5.0
Fuel margin, cents per gallon – total [2]	11.8	10.7	11.6	10.3
Adjusted EBITDA [3]	$39,822	$38,303	$76,184	$69,189
Net cash provided by operating activities	$10,428	$23,228	$16,986	$38,150
Discretionary Cash Flow [3]	$27,076	$24,183	$52,096	$41,305

1 Calculated as fuel revenue less fuel costs.

2 Calculated as fuel contribution divided by fuel gallons sold.

3 Refer to “Use of Non-GAAP Measures” below for discussion of these non-GAAP performance and liquidity measures and related reconciliation to net income and net cash provided by operating activities, as applicable.

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

For the three months ended June 30, 2026, fuel revenue increased by $278.0 million, or 33.9%, compared to the second quarter of 2025. The increase in fuel revenue was attributable primarily to an increase in average price of fuel compared to the second quarter of 2025, partially offset by fewer gallons sold in the second quarter of 2026 compared to the second quarter of 2025 due to a challenging macroeconomic environment.

For the three months ended June 30, 2026, fuel revenue – related party increased by $111.9 million, or 18.5%, compared to the three months ended June 30, 2025, resulting primarily from an increase in the average price of fuel in the second quarter of 2026 as compared to the second quarter of 2025, which was partially offset by a 33.9 million, or 15.1%, decrease in gallons sold, reflecting the challenging macroeconomic environment and ARKO Retail Sites converted to dealer locations.

For the three months ended June 30, 2026, other revenues, net increased by $5.1 million, or 33.2%, compared to the second quarter of 2025, primarily due to additional rental income from ARKO Retail Sites converted to dealer locations.

For the three months ended June 30, 2026, other revenues, net – related party increased by $0.2 million, or 4.7%, compared to the three months ended June 30, 2025.

For the three months ended June 30, 2026, total operating expenses increased by $395.9 million, or 27.9%, compared to the second quarter of 2025. Fuel costs increased $277.9 million, or 35.8%, compared to the three months ended June 30, 2025, and fuel costs – related party increased by $111.8 million, or 18.9%, compared to the three months ended June 30, 2025, both consistent with the corresponding year over year increases in fuel revenues. For the three months ended June 30, 2026, site operating expenses increased by $3.4 million, or 13.4%, as compared to the three months ended June 30, 2025 due to incremental expenses from ARKO Retail Sites converted to dealer locations.

For the three months ended June 30, 2026, general and administrative expenses increased by $1.4 million, or 13.2%, compared to the second quarter of 2025, primarily due to an increase in share-based compensation expense principally related to grants to members of our Board of Directors (the “Board”) and management.

For the three months ended June 30, 2026, depreciation and amortization expenses increased by $1.4 million, or 10.6%, compared to the second quarter of 2025, primarily due to assets related to ARKO Retail Sites converted to dealer locations.

For the three months ended June 30, 2026, other expenses, net decreased $0.4 million compared to the three months ended June 30, 2025.

Operating income was $23.5 million for the three months ended June 30, 2026 compared to $23.8 million for the three months ended June 30, 2025. The decrease in operating income was primarily due to lower fuel contribution from comparable wholesale sites and fleet fueling locations, and an increase in general and administrative expenses and depreciation and amortization, partially offset by the benefit from ARKO Retail Sites converted to dealer locations.

For the three months ended June 30, 2026, interest and other financial expenses, net decreased by $3.2 million compared to the second quarter of 2025 primarily due to lower average debt balances, primarily as a result of the use of the net proceeds from the IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit (as defined below), and lower average interest rates in the second quarter of 2026 as compared to the second quarter of 2025, partially offset by higher interest expenses related to financial liabilities and financing leases related to ARKO Retail Sites converted to dealer locations.

For the three months ended June 30, 2026 and 2025, income tax expense was $4.1 million and $3.4 million, respectively.

For the three months ended June 30, 2026 and 2025, net income was $12.2 million and $10.0 million, respectively.

For the three months ended June 30, 2026 and 2025, Adjusted EBITDA was $39.8 million and $38.3 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

For the six months ended June 30, 2026, fuel revenue increased by $328.8 million, or 20.8%, compared to the six months ended June 30, 2025. The increase in fuel revenue was attributable primarily to an increase in the average price of fuel compared to the first half of 2025, partially offset by fewer gallons sold in the first half of 2026 compared to the first half of 2025, due to a challenging macroeconomic environment as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate.

For the six months ended June 30, 2026, fuel revenue – related party increased by $52.0 million, or 4.4%, compared to the six months ended June 30, 2025, resulting primarily from an increase in the average price of fuel compared to the six months ended June 30, 2025, which was partially offset by a 62.9 million, or 14.4%, decrease in gallons sold, reflecting the challenging macroeconomic environment, as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate, and ARKO Retail Sites converted to dealer locations.

For the six months ended June 30, 2026, other revenues, net increased by $11.2 million, or 39.8%, compared to the six months ended June 30, 2025, primarily due to additional rental income from ARKO Retail Sites converted to dealer locations.

For the six months ended June 30, 2026, other revenues, net – related party increased by $0.2 million, or 2.8%, compared to the six months ended June 30, 2025.

For the six months ended June 30, 2026, total operating expenses increased by $388.7 million, or 14.1%, compared to the six months ended June 30, 2025. Fuel costs increased by $324.8 million or 21.7%, compared to the six months ended June 30, 2025 and fuel costs – related party increased by $51.4 million, or 4.4%, compared to the six months ended June 30, 2025, both consistent with the corresponding year over year increases in fuel revenues. For the six months ended June 30, 2026, site operating expenses increased by $8.3 million, or 17.5%, as compared to the six months ended June 30, 2025 due to incremental expenses from ARKO Retail Sites converted to dealer locations.

For the six months ended June 30, 2026, general and administrative expenses increased by $1.4 million, or 6.8%, compared to the six months ended June 30, 2025, primarily due to an increase in share-based compensation expense principally related to grants to members of our Board and management.

For the six months ended June 30, 2026, depreciation and amortization expenses increased by $2.7 million, or 10.1%, compared to the six months ended June 30, 2025, primarily due to assets related to ARKO Retail Sites converted to dealer locations.

For the six months ended June 30, 2026, other expenses, net decreased by $0.5 million compared to the six months ended June 30, 2025.

Operating income was $43.6 million for the six months ended June 30, 2026 compared to $39.6 million for the six months ended June 30, 2025. The increase in operating income was primarily due to the benefit from ARKO Retail Sites converted to dealer locations and greater fuel contribution from fleet fueling locations, partially offset by lower fuel contribution from comparable wholesale sites and an increase in general and administrative expenses and depreciation and amortization.

For the six months ended June 30, 2026, interest and other financial expenses, net decreased by $3.8 million compared to the six months ended June 30, 2025 primarily due to lower average debt balances, primarily as a result of the use of the net proceeds from the IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit, and lower average interest rates in the first half of 2026 as compared to the first half of 2025, partially offset by higher interest expenses related to financial liabilities and financing leases related to ARKO Retail Sites converted to dealer locations.

For the six months ended June 30, 2026 and 2025, income tax expense was $7.1 million and $5.1 million, respectively.

For the six months ended June 30, 2026 and 2025, net income was $20.3 million and $14.6 million, respectively.

For the six months ended June 30, 2026 and 2025, Adjusted EBITDA was $76.2 million and $69.2 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Segment Results

Wholesale Segment

The table below shows the results of the wholesale segment for the three and six months ended June 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$917,696	$696,103	$1,591,551	$1,326,163
Other revenues, net	16,984	12,501	33,514	22,853
Other revenues, net – related party	405	—	929	—
Total revenues	935,085	708,604	1,625,994	1,349,016
Operating expenses:
Fuel costs	891,375	670,714	1,542,339	1,280,727
Site operating expenses, including allocated expenses	18,827	14,648	35,760	26,417
Total operating expenses	910,202	685,362	1,578,099	1,307,144
Operating income	$24,883	$23,242	$47,895	$41,872
Fuel gallons sold – fuel supply locations	203,578	213,529	401,978	404,606
Fuel gallons sold – consignment agent locations	37,183	38,929	72,723	75,444
Fuel contribution [1] – fuel supply locations	$15,511	$13,484	$28,173	$24,937
Fuel contribution [1] – consignment agent locations	$10,810	$11,905	$21,039	$20,499
Fuel margin, cents per gallon [2] – fuel supply locations	7.6	6.3	7.0	6.2
Fuel margin, cents per gallon [2] – consignment agent locations	29.1	30.6	28.9	27.2

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

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Wholesale Revenues

For the three months ended June 30, 2026, fuel revenue increased by $221.6 million, or 31.8%, compared to the second quarter of 2025, primarily due to an increase in the average price of fuel in the second quarter of 2026 compared to the second quarter of 2025, partially offset by a 11.7 million, or 4.6%, decrease in gallons sold. Of total gallons sold, ARKO Retail Sites converted to dealer locations contributed 17.1 million incremental gallons, which were fully offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment.

For the three months ended June 30, 2026, other revenues, net increased by $4.5 million, or 35.9%, compared to the second quarter of 2025, primarily due to additional rental income from ARKO Retail Sites converted to dealer locations.

Wholesale Operating Income

For the three months ended June 30, 2026, wholesale operating income increased by $1.6 million compared to the second quarter of 2025 as a result of additional operating income from ARKO Retail Sites converted to dealer locations, which was partially offset by reduced operating income at comparable wholesale sites. An increase in other revenues, net, combined with an increase in fuel contribution of $0.9 million was partially offset by an increase in site operating expenses of $4.2 million in the second quarter of 2026 compared to the second quarter of 2025. These increases were primarily due to ARKO Retail Sites converted to dealer locations.

At fuel supply locations, fuel contribution increased by $2.0 million for the second quarter of 2026 compared to the second quarter of 2025, due to incremental contribution from ARKO Retail Sites converted to dealer locations. At fuel supply locations, fuel margin per gallon increased, primarily due to increased prompt pay discounts related to higher fuel costs.

At consignment agent locations, fuel contribution decreased $1.1 million for the second quarter of 2026 compared to the second quarter of 2025, due to reduced fuel contribution at comparable wholesale sites which was partially offset by $0.5 million of incremental contribution from ARKO Retail Sites converted to dealer locations. At consignment agent locations, fuel margin per gallon decreased, primarily due to margin compression during the second quarter of 2026, as market prices declined more quickly than our weighted average inventory cost.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Wholesale Revenues

For the six months ended June 30, 2026, fuel revenue increased by $265.4 million, or 20.0%, compared to the first half of 2025, primarily due to an increase in the average price of fuel in the first half of 2026 compared to the first half of 2025, partially offset by a 5.3 million, or 1.1%, decrease in gallons sold. Of total gallons sold, ARKO Retail Sites converted to dealer locations contributed 35.9 million incremental gallons, which were fully offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment, as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate.

For the six months ended June 30, 2026, other revenues, net increased by $10.7 million, or 46.7%, compared to the six months ended June 30, 2025, primarily due to additional rental income from ARKO Retail Sites converted to dealer locations.

Wholesale Operating Income

For the six months ended June 30, 2026, wholesale operating income increased by $6.0 million compared to the first half of 2025 as a result of additional operating income from ARKO Retail Sites converted to dealer locations which were partially offset by reduced operating income at comparable wholesale sites. An increase in other revenues, net, combined with an increase in fuel contribution of approximately $3.8 million was partially offset by an increase in site operating expenses of $9.3 million for the first half of 2026 compared to the first half of 2025. These increases were primarily due to ARKO Retail Sites converted to dealer locations.

At fuel supply locations, fuel contribution increased by $3.2 million for the first half of 2026 compared to the first half of 2025 due to $3.5 million of incremental contribution from ARKO Retail Sites converted to dealer locations, which was partially offset by lower volumes at comparable wholesale sites. Fuel margin per gallon increased, primarily as a result of significant volatility in the fuel markets due to the geopolitical environment and increased prompt pay discounts related to higher fuel costs.

At consignment agent locations, fuel contribution increased by $0.5 million for the first half of 2026 compared to the first half of 2025 due to incremental contribution of $1.0 million from ARKO Retail Sites converted to dealer locations, which was partially offset by lower volumes at comparable wholesale sites. Fuel margin per gallon increased primarily as a result of significant volatility in the fuel and consumer markets due to the geopolitical environment and increased prompt pay discounts related to higher fuel costs net of margin compression during the second quarter of 2026, as market prices declined more quickly than our weighted average inventory cost.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three and six months ended June 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$175,343	$118,121	$302,642	$236,527
Other revenues, net	2,905	2,245	5,146	4,363
Total revenues	178,248	120,366	307,788	240,890
Operating expenses:
Fuel costs	158,258	100,353	268,812	203,457
Site operating expenses	6,703	6,934	13,734	13,362
Total operating expenses	164,961	107,287	282,546	216,819
Operating income	$13,287	$13,079	$25,242	$24,071
Fuel gallons sold – proprietary cardlock locations	32,703	32,997	63,220	64,915
Fuel gallons sold – third-party cardlock locations	3,713	3,293	7,159	6,468
Fuel contribution [1] – proprietary cardlock locations	$16,755	$17,070	$32,697	$31,776
Fuel contribution [1] – third-party cardlock locations	$330	$698	$1,133	$1,294
Fuel margin, cents per gallon [2] – proprietary cardlock locations	51.2	51.7	51.7	49.0
Fuel margin, cents per gallon [2] – third-party cardlock locations	9.0	21.2	15.9	20.0

1 Calculated as fuel revenue less fuel costs; excludes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel contribution divided by fuel gallons sold.

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Fleet Fueling Revenues

For the three months ended June 30, 2026, fuel revenue increased by $57.2 million, or 48.4%, compared to the second quarter of 2025. The increase in fuel revenue was primarily due to an increase in the average price of fuel in the second quarter of 2026 compared to the second quarter of 2025, as well as a 0.3% increase in gallons sold.

For the three months ended June 30, 2026, other revenues, net increased by $0.7 million compared to the second quarter of 2025.

Fleet Fueling Operating Income

For the three months ended June 30, 2026, fuel contribution decreased by $0.7 million compared to the second quarter of 2025. At proprietary cardlocks, fuel contribution decreased by $0.3 million, and fuel margin per gallon also decreased for the second quarter of 2026 compared to the second quarter of 2025, and at third-party cardlock locations, fuel contribution decreased $0.4 million, and fuel margin per gallon decreased for the second quarter of 2026 compared to the second quarter of 2025. These decreases were primarily due to higher than average fuel margins in the prior year, as well as margin compression during the second quarter of 2026, as indexed prices declined more quickly than our weighted average inventory cost.

For the three months ended June 30, 2026, site operating expenses decreased by $0.2 million compared to the three months ended June 30, 2025.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Fleet Fueling Revenues

For the six months ended June 30, 2026, fuel revenue increased by $66.1 million, or 28.0%, compared to the first half of 2025. The increase in fuel revenue was primarily due to an increase in the average price of fuel in the first half of 2026 compared to the first half of 2025, which was partially offset by a 1.4% decrease in gallons sold.

For the six months ended June 30, 2026 other revenues, net increased by $0.8 million compared to the first half of 2025.

Fleet Fueling Operating Income

For the six months ended June 30, 2026, fuel contribution increased by $0.7 million compared to the first half of 2025. At proprietary cardlocks, fuel contribution increased by $0.9 million, and fuel margin per gallon also increased for the first half of 2026 compared to the first half of 2025, while at third-party cardlock locations, fuel contribution decreased $0.2 million, and fuel margin per gallon also decreased for the first half of 2026 compared to the first half of 2025. These changes were primarily as a result of significant volatility in the fuel market due to the geopolitical environment.

For the six months ended June 30, 2026, site operating expenses increased by $0.4 million compared to the six months ended June 30, 2025.

GPMP Segment

The table below shows the results of the GPMP segment for the three and six months ended June 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue [1] – inter-segment	$1,039,889	$651,249	$1,762,373	$1,243,336
Fuel revenue [1] – related party	716,008	604,065	1,230,492	1,178,481
Fuel revenue – third party customers	—	353	—	849
Other revenues, net	47	191	218	346
Other revenues, net [1] – inter-segment	—	2,147	767	4,208
Other revenues, net [1] – related party	784	669	1,498	1,321
Total revenues	1,756,728	1,258,674	2,995,348	2,428,541
Operating expenses:
Fuel costs – inter-segment	1,023,250	638,915	1,730,413	1,219,859
Fuel costs – related party	704,550	592,799	1,208,069	1,156,632
Fuel costs – third party customers	—	352	—	848
General and administrative expenses	545	820	1,055	1,648
Depreciation and amortization	1,813	1,840	3,625	3,680
Total operating expenses	1,730,158	1,234,726	2,943,162	2,382,667
Operating income	$26,570	$23,948	$52,186	$45,874
Fuel gallons sold – inter-segment	277,313	246,703	532,655	469,561
Fuel gallons sold – related party locations	191,395	225,325	374,127	436,985
Fuel gallons sold – third party customers	—	69	—	217
Fuel contribution [2] – related party locations	$11,458	$11,266	$22,423	$21,849
Fuel margin, cents per gallon [3] – related party locations	6.0	5.0	6.0	5.0

1 Includes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs.

3 Calculated as fuel contribution divided by fuel gallons sold.

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

GPMP Revenues

For the three months ended June 30, 2026, fuel revenue – inter-segment increased by $388.6 million, or 59.7%, compared to the second quarter of 2025. The increase in fuel revenue was primarily attributable to an increase in the average price of fuel in the second quarter of 2026 compared to the second quarter of 2025 and greater gallons sold in the second quarter of 2026 compared to the second quarter of 2025 as a result of gallons in the fleet fueling segment which transitioned to a fixed margin beginning February 1, 2026, as well as an increase in gallons sold related to ARKO Retail Sites that had been converted to dealer locations, partially offset by fewer gallons sold to comparable wholesale sites.

For the three months ended June 30, 2026, fuel revenue – related party increased by $111.9 million, or 18.5%, compared to the second quarter of 2025, resulting primarily from an increase in the average price of fuel in the second quarter of 2026 compared to the second quarter of 2025, which was partially offset by a 33.9 million, or 15.1%, decrease in gallons sold, reflecting the challenging macroeconomic environment as well as ARKO Retail Sites converted to dealer locations.

For the three months ended June 30, 2026 and 2025, other revenues, net, and other revenues, net – related party related to the fixed fee charged to certain ARKO Retail Sites that were not supplied by GPMP were similar. The inter-segment fixed fee charged to sites in the fleet fueling segment that prior, to February 1, 2026, were not supplied by the GPMP segment was transitioned to a fixed margin and reflected in fuel revenue – inter-segment beginning February 1, 2026. As a result, there were no other revenues, net – inter-segment for the second quarter of 2026.

GPMP Operating Income

For the three months ended June 30, 2026, fuel contribution increased by $4.5 million compared to the second quarter of 2025, primarily due to an increase in the fixed margin from 5.0 cents per gallon sold for the second quarter of 2025 to 6.0 cents per gallon sold for the second quarter of 2026, as well as the transition of sites in the fleet fueling segment to a fixed margin from a fixed fee beginning February 1, 2026, partially offset by fewer gallons sold to both ARKO Retail Sites and comparable wholesale sites.

For the three months ended June 30, 2026, general and administrative expenses decreased by $0.3 million compared to the second quarter of 2025, and depreciation and amortization expenses remained consistent with the second quarter of 2025.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

GPMP Revenues

For the six months ended June 30, 2026, fuel revenue – inter-segment increased by $519.0 million, or 41.7%, compared to the six months ended June 30, 2025. The increase in fuel revenue was primarily attributable to an increase in the average price of fuel for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 and greater gallons sold in the second quarter of 2026 compared to the second quarter of 2025 as a result of gallons in the fleet fueling segment, which transitioned to a fixed margin beginning February 1, 2026, as well as an increase in gallons sold related to ARKO Retail Sites that had been converted to dealer locations partially offset by fewer gallons sold to comparable wholesale sites.

For the six months ended June 30, 2026, fuel revenue – related party increased by $52.0 million, or 4.4%, compared to the six months ended June 30, 2025, resulting primarily from an increase in the average price of fuel compared to the six months ended June 30, 2025, which was partially offset by a 62.9 million, or 14.4%, decrease in gallons sold, reflecting the challenging macroeconomic environment as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate, as well as ARKO Retail Sites converted to dealer locations.

For the six months ended June 30, 2026 and 2025, other revenues, net, and other revenues, net – related party related to the fixed fee charged to certain ARKO Retail Sites that were not supplied by GPMP were similar. The inter-segment fixed fee charged to sites in the fleet fueling segment that prior, to February 1, 2026, were not supplied by the GPMP segment was transitioned to a fixed margin and reflected in fuel revenue – inter-segment beginning February 1, 2026. As a result, other revenues, net – inter-segment decreased in the first half of 2026 compared to the first half of 2025.

GPMP Operating Income

For the six months ended June 30, 2026, fuel contribution increased by $9.1 million, compared to the six months ended June 30, 2025, primarily due to an increase in the fixed margin from 5.0 cents per gallon sold for the first half of 2025 to 6.0 cents per gallon sold for the first half of 2026, as well as the transition of sites in the fleet fueling segment to a fixed margin from a fixed fee beginning February 1, 2026, partially offset by fewer gallons sold to both ARKO Retail Sites and comparable wholesale sites.

For the six months ended June 30, 2026, general and administrative expenses decreased by $0.6 million compared to the six months ended June 30, 2025, and depreciation and amortization expenses for the six months ended June 30, 2026 remained consistent with the six months ended June 30, 2025.

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

The following table contains a reconciliation of (i) net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 and the twelve-month period ended June 30, 2026 and (ii) net cash provided by operating activities to Discretionary Cash Flow for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Twelve-Months Ended
	2026	2025	2026	2025	June 30, 2026
	(in thousands)
Net income	$12,236	$10,028	$20,318	$14,561	$38,484
Interest and other financing expenses, net	7,174	10,356	16,201	19,968	38,325
Income tax expense	4,111	3,390	7,114	5,064	11,162
Depreciation and amortization	14,716	13,301	29,503	26,804	57,427
EBITDA	38,237	37,075	73,136	66,397	145,398
Acquisition costs (a)	240	106	896	213	1,175
Loss on disposal of assets and impairment charges (b)	371	1,122	826	2,292	3,092
Share-based compensation expense (c)	1,046	240	1,394	502	1,889
Adjustment to contingent consideration (d)	54	(209)	54	(275)	(1,878)
Taxes paid in arrears (e)	—	—	—	—	178
IPO Costs (f)	—	—	—	—	565
Other (g)	(126)	(31)	(122)	60	89
Adjusted EBITDA	$39,822	$38,303	$76,184	$69,189	$150,508

Net cash provided by operating activities	$10,428	$23,228	$16,986	$38,150
Changes in operating assets and liabilities (h)	18,107	1,569	37,256	4,765
Maintenance capital expenditures (i)	(2,684)	(943)	(5,209)	(2,261)
Acquisition costs (a)	240	106	896	213
Amortization of deferred income, net of prepaid to related party	1,707	1,333	3,350	2,393
Charges to allowance for credit losses	(342)	(338)	(621)	(544)
Non-cash rent expense (j)	(265)	(746)	(441)	(1,472)
Other (k)	(115)	(26)	(121)	61
Discretionary Cash Flow	$27,076	$24,183	$52,096	$41,305

Adjusted EBITDA	$39,822	$38,303	$76,184	$69,189
Cash received for interest	261	87	470	225
Cash paid for interest and allocated interest	(6,513)	(9,721)	(14,899)	(18,761)
Cash paid for taxes	(3,810)	(3,543)	(4,450)	(7,087)
Maintenance capital expenditures (i)	(2,684)	(943)	(5,209)	(2,261)
Discretionary Cash Flow	$27,076	$24,183	$52,096	$41,305

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
(c)
Eliminates non-cash share-based compensation expense related to our and ARKO Parent’s equity incentive programs to incentivize, retain, and motivate our employees, members of our Board and certain of ARKO Parent’s employees.
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
(h)
Excludes the change in current tax liabilities and accrued interest of $(1.8) million, $(0.1) million, $0.2 million and $(0.1) million for the three and six months ended June 30, 2026 and 2025, respectively.

(i)
Historically, ARKO Parent has not distinguished between maintenance capital expenditures, growth capital expenditures, and acquisition capital expenditures (other than with respect to business acquisitions). Maintenance capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity, while growth and acquisition capital expenditures are capital expenditures that we expect will increase our operating income or operating capacity over the long-term. For the three and six months ended June 30, 2026 and 2025, we estimated that approximately $2.7 million, $0.9 million, $5.2 million and $2.3 million of our capital expenditures were maintenance capital expenditures, respectively, and that $7.1 million, $5.8 million, $10.6 million and $11.2 million of our capital expenditures were growth capital expenditures, respectively.
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

The following table contains a reconciliation of total debt, net to Net Debt as of June 30, 2026 and December 31, 2025, as well as the ratio of each of the most directly comparable GAAP measures to Net Debt and Adjusted EBITDA for the twelve months ended June 30, 2026 and the year ended December 31, 2025, respectively.

	As of June 30, 2026		As of December 31, 2025
	(in thousands, except ratios)
Total debt, net	$184,710		$392,030
Financing leases	98,845		96,733
Financial liabilities	55,212		53,365
Cash and cash equivalents	(14,563)		(15,556)
Net Debt	$324,204		$526,572
Ratio of total debt, net to net income	4.8	x	12.0	x
Ratio of Net Debt to Adjusted EBITDA	2.2	x	3.7	x

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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of June 30, 2026, substantially all of our debt bears interest at variable rates, which subjects us to interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase. See also

“Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of June 30, 2026, we were in a strong liquidity position of approximately $724 million, consisting of approximately $15 million of cash and cash equivalents and $709 million of unused availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of June 30, 2026, we had no outstanding borrowings under the $84.0 million PNC Line of Credit (as defined below) and $625.4 million of unused availability under our $800 million Capital One Line of Credit, which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms. Our liquidity position increased significantly following the closing of our IPO on February 13, 2026 and the exercise by the underwriters of their over-allotment option, which provided us with aggregate net proceeds of approximately $206.8 million, of which we used approximately $206.7 million to repay indebtedness under our Capital One Line of Credit.

We currently intend to pay a regular quarterly cash dividend of $0.50 per share to holders of our common stock, or $2.00 per share on an annualized basis. On March 27, 2026, the Board declared a quarterly dividend of $0.26 per share of common stock, pro-rated to reflect the portion of the first quarter of 2026 following the closing of our IPO on February 13, 2026. The dividend, totaling approximately $12.4 million, was paid on April 21, 2026. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will determine the amount, timing, and payment of any dividend in its sole discretion taking into account Discretionary Cash Flow, reserves for working capital and investment capital expenditures, debt service, the prudent conduct of our business, and other factors it deems relevant. Our objective is to pay our common stockholders a consistent and growing cash dividend that is sustainable on a long-term basis. Cash dividends paid in respect of our Class A common stock will also be paid in respect of our Class B common stock. As a result, dividends paid on our common stock will be received on a pro rata basis by holders of our Class A common stock and holders of our Class B common stock, which Class B common stock is held indirectly by ARKO Parent.

The Board declared a quarterly dividend of $0.50 per share of common stock, to be paid on August 28, 2026 to stockholders of record as of August 18, 2026.

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

Cash Flows for the Six Months Ended June 30, 2026 and 2025

Net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$16,986	$38,150
Investing activities	(9,764)	(12,618)
Financing activities	(8,215)	(36,632)
Total	$(993)	$(11,100)

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

For the six months ended June 30, 2026, cash flows provided by operating activities were $17.0 million compared to $38.2 million for the six months ended June 30, 2025. The decrease was primarily the result of higher fuel prices which increased the cost of inventory and other working capital requirements and changes in working capital as a result of the day of the week on which the second quarter ended, which were partially offset by approximately $4.1 million of lower net interest payments, lower tax payments of $2.6 million and an increase in Adjusted EBITDA of $7.0 million.

Discretionary Cash Flow

For the six months ended June 30, 2026 and 2025, Discretionary Cash Flow was $52.1 million and $41.3 million, respectively. Refer to “Use of Non-GAAP Measures” above for discussion of this non-GAAP liquidity measure and related reconciliation to net cash provided by operating activities.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the six months ended June 30, 2026, cash used in investing activities decreased by $2.9 million compared to the six months ended June 30, 2025. For the six months ended June 30, 2026, we utilized $14.6 million for capital expenditures, including investments in new fleet fueling locations, upgrades to fuel dispensers and other investments in our sites, which was partially offset by net proceeds of $3.5 million from ARKO Parent for the conversion of ARKO Retail Sites to dealer locations based on ARKO Parent’s historical cost basis for the related liabilities net of assets transferred.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, the issuance of common stock, net of dividends paid and prior to the IPO, net transfers to ARKO Parent.

For the six months ended June 30, 2026, financing activities consisted primarily of proceeds of $208.3 million, net of underwriting discounts, commissions and costs, from our IPO, net repayments of $210.3 million for long-term debt including the use of proceeds from our IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit, repayments of $1.0 million for financing leases, $12.4 million for dividend payments on common stock and $7.2 million of net transfers from ARKO Parent.

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

ARKO Parent Related Party Notes

On February 13, 2026, we entered into subordinated, unsecured promissory notes (the “ARKO Parent Notes”) with subsidiaries of ARKO Parent in an aggregate original principal amount of $14.9 million, which equaled the portion of the debt under the M&T Credit Agreement attributable to the Business. The material terms of the ARKO Parent Notes mirror those contained in the M&T Credit Agreement, except that the ARKO Parent Notes have a 15-year term. The ARKO Parent Notes are intended to reflect the economics of, and align our payment obligations with, the portion of the indebtedness outstanding under the M&T Credit Agreement that is attributable to the Business.

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

The PNC Line of Credit bears interest, as elected by the borrower at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the applicable line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of June 30, 2026, an aggregate of $0.4 million of letters of credit was outstanding under the PNC Credit Agreement.

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

The Capital One Line of Credit matures on May 5, 2028. As of June 30, 2026, $174.1 million was drawn on the Capital One Line of Credit, an aggregate of $0.5 million of letters of credit was outstanding under the Capital One Line of Credit and $625.4 million was available thereunder. In July 2026, GPMP drew an additional $4.0 million on the Capital One Line of Credit.

Guarantee of ARKO Parent Senior Notes

As of June 30, 2026, ARKO Parent had outstanding $412 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, jointly and severally on an unsecured senior basis, by certain of ARKO Parent’s domestic subsidiaries, including us and certain of our subsidiaries (the “Guarantors”); however, neither GPMP nor any of its subsidiaries is a Guarantor.

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

The guarantees of the Senior Notes by us and certain of our subsidiaries represent an off-balance sheet obligation. We believe that the likelihood of the Guarantors, including us, being required to make payments under the Guaranteed Obligations is remote based on ARKO Parent’s current financial condition and anticipated financial performance, but that likelihood would increase if ARKO Parent’s financial condition deteriorates.

Critical Accounting Estimates

For the six months ended June 30, 2026, there were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of June 30, 2026 and June 30, 2025, the interest rate on our Capital One Line of Credit was 6.0% and 7.4%, respectively. As of June 30, 2026, the interest rate on the ARKO Parent Notes was 5.8%. As of June 30, 2025, the interest rate on both the M&T Term Loans and the M&T equipment loans, in each case attributable to the Business, was 6.6%. As of June 30, 2026, substantially all of our debt bears interest at variable rates. Based on the outstanding balances at June 30, 2026, if our applicable interest rates each increase by 1%, then our debt service on an annual basis would increase by approximately $1.9 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

For the quarter ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 31.1*

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.

Exhibit 31.2*

Certification by Jordan Mann, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.

Exhibit 32.1**

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.

Exhibit 32.2**

Certification by Jordan Mann, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2026.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity/Net Investment, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2026		ARKO Petroleum Corp.

	By:	/s/ Jordan Mann
	Name:	Jordan Mann
	Title:	Chief Financial Officer (on behalf of the Registrant and as Principal Financial and Accounting Officer)