Form 10-Q
period 2026-09-30
ARKO Petroleum Corp.
filed 2026-11-04
CIK 2080921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(804) 730-1568

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 par value per share	APC	The Nasdaq Stock Market LLC

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

As of November 3, 2026, the registrant had 12,570,223 shares of its Class A common stock, par value $0.0001 per share (“Class A common stock”) and 35,000,000 shares of its Class B common stock, par value $0.0001 per share outstanding.

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

Item 1. Financial Statements

ARKO Petroleum Corp.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$10,109	$15,556
Trade receivables, net	178,406	80,832
Inventory	34,936	23,093
Other current assets	46,172	43,054
Total current assets	269,623	162,535
Non-current assets:
Property and equipment, net	271,971	262,743
Right-of-use assets under operating leases	448,705	415,179
Right-of-use assets under financing leases, net	65,581	62,739
Goodwill	76,687	76,687
Intangible assets, net	138,737	154,326
Deferred tax asset	71,951	70,934
Other non-current assets	73,979	68,331
Total assets	$1,417,234	$1,273,474
Liabilities
Current liabilities:
Long-term debt, current portion	$1,151	$6,783
Accounts payable	122,124	75,224
Other current liabilities	72,491	53,586
Operating leases, current portion	30,800	27,820
Financing leases, current portion	2,372	2,095
Total current liabilities	228,938	165,508
Non-current liabilities:
Long-term debt, net	187,730	385,247
Asset retirement obligation	49,749	47,571
Operating leases	472,305	431,364
Financing leases	102,476	94,638
Other non-current liabilities	128,177	113,031
Total liabilities	1,169,375	1,237,359
Commitments and contingencies — see Note 12
Stockholders' equity / total net investment:
Class A common stock ($0.0001 par value) – authorized: 400,000,000 shares; issued and outstanding: 12,570,223 and 0 shares, respectively	1	—
Class B common stock ($0.0001 par value) – authorized: 200,000,000 shares; issued and outstanding: 35,000,000 and 0 shares, respectively	—	—
Common stock ($0.0001 par value) – 0 and 1,000 authorized, issued and outstanding, respectively	—	—
ARKO Parent's net investment	—	36,115
Additional paid-in capital	246,086	—
Retained earnings	1,772	—
Total net investment	—	36,115
Total stockholders' equity	247,859	—
Total liabilities and stockholders' equity / total net investment	$1,417,234	$1,273,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Fuel revenue [1]	$1,146,866	$855,585	$3,053,383	$2,433,254
Fuel revenue – related party [2]	718,372	609,022	1,948,864	1,787,503
Other revenues, net	20,351	16,401	59,744	44,587
Other revenues, net – related party	3,211	3,181	9,762	9,555
Total revenues	1,888,800	1,484,189	5,071,753	4,274,899
Operating expenses:
Fuel costs [1]	1,101,819	812,897	2,923,723	2,309,955
Fuel costs – related party [2]	706,886	597,831	1,914,955	1,754,463
Site operating expenses, including allocated expenses	28,496	25,359	84,210	72,765
General and administrative expenses, including allocated expenses	11,226	10,938	33,804	32,078
Depreciation and amortization, including allocated expenses	14,917	13,749	44,420	40,553
Total operating expenses	1,863,344	1,460,774	5,001,112	4,209,814
Other expenses (income), net	226	(1,154)	1,778	923
Operating income	25,230	24,569	68,863	64,162
Interest and other financial income, including allocated income	222	183	692	408
Interest and other financial expenses, including allocated expenses	(7,622)	(11,244)	(24,293)	(31,437)
Income before income taxes	17,830	13,508	45,262	33,133
Income tax expense	(4,491)	(3,408)	(11,605)	(8,472)
Net income	$13,339	$10,100	$33,657	$24,661
Net income per share – basic	$0.28	$0.29	$0.74	$0.70
Net income per share – diluted	$0.28	$0.29	$0.74	$0.70
Weighted average shares outstanding:
Basic	47,570	35,000	45,454	35,000
Diluted	47,585	35,000	45,463	35,000
Supplemental information:
[1] Includes excise tax of:	$146,587	$158,363	$428,847	$448,996
[2] Includes excise tax of:	101,337	122,792	302,680	360,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Changes in Equity / Net Investment

(Unaudited, in thousands, except share data)

	Common stock		Class A common stock		Class B common stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Parent's Net Investment	Additional paid-in capital	Retained Earnings	Total stockholders' equity
Balance at January 1, 2026	1,000	$—	—	$—	—	$—	$36,115	$—	$—	$36,115
Net transfers from ARKO Parent	—	—	—	—	—	—	5,657	—	—	5,657
Net income	—	—	—	—	—	—	4,331	—	29,326	33,657
Share-based compensation	—	—	—	—	—	—	—	1,808	—	1,808
Conversion of common stock to Class B common stock	(1,000)	—	—	—	35,000,000	—	(46,103)	46,103	—	—
Issuance of Class A common stock in IPO	—	—	12,570,223	1	—	—	—	206,774	—	206,775
Dividends declared (76 cents per share)	—	—	—	—	—	—	—	(8,617)	(27,536)	(36,153)
Dividend equivalents on restricted stock units	—	—	—	—	—	—	—	18	(18)	—
Balance at September 30, 2026	—	$—	12,570,223	$1	35,000,000	$—	$—	$246,086	$1,772	$247,859

	Class A common stock		Class B common stock
	Shares	Par Value	Shares	Par Value	Additional paid-in capital	Retained Earnings	Total stockholders' equity
Balance at July 1, 2026	12,570,223	$1	35,000,000	$—	$245,540	$12,236	$257,777
Net income	—	—	—	—	—	13,339	13,339
Share-based compensation	—	—	—	—	528	—	528
Dividends declared (50 cents per share)	—	—	—	—	—	(23,785)	(23,785)
Dividend equivalents on restricted stock units	—	—	—	—	18	(18)	—
Balance at September 30, 2026	12,570,223	$1	35,000,000	$—	$246,086	$1,772	$247,859

Total Net Investment
Balance at January 1, 2025	$65,570
Net transfers to ARKO Parent	(46,925)
Net income	24,661
Balance at September 30, 2025	$43,306

Total Net Investment
Balance at July 1, 2025	$39,577
Net transfers to ARKO Parent	(6,371)
Net income	10,100
Balance at September 30, 2025	$43,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$33,657	$24,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,420	40,553
Deferred income taxes	3,397	2,518
(Gain) loss on disposal of assets and impairment charges, net	(651)	2,618
Amortization of deferred financing costs	1,768	1,119
Amortization of deferred income	(7,442)	(7,960)
Amortization of prepaid to related party	2,246	3,137
Accretion of asset retirement obligation	931	836
Non-cash rent	766	2,180
Charges to allowance for credit losses	848	820
Share-based compensation	1,922	605
Fair value adjustment of financial assets and liabilities	54	(1,272)
Other operating activities, net	—	(191)
Changes in assets and liabilities:
Increase in trade receivables	(98,422)	(17,016)
(Increase) decrease in inventory	(11,843)	94
Increase in other assets	(11,265)	(7,984)
Decrease (increase) in related party assets	3,675	(4,965)
Increase in accounts payable	45,150	9,796
Increase (decrease) in other current liabilities	18,743	(2,402)
Decrease in asset retirement obligation	(257)	(479)
Increase in non-current liabilities	10,874	16,504
Net cash provided by operating activities	$38,571	$63,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from investing activities:
Purchase of property and equipment	$(25,956)	$(16,978)
Proceeds from ARKO Parent for the conversion of ARKO Retail Sites to dealer locations, net	8,484	—
Proceeds from sale of property and equipment	2,856	3,632
Net cash used in investing activities	(14,616)	(13,346)
Cash flows from financing activities:
Receipt of long-term debt	4,000	4,871
Repayment of long-term debt	(210,564)	(2,456)
Repayment of related-party debt	(578)	—
Principal payments on financing leases	(1,600)	(926)
Proceeds from issuance of Class A shares in IPO, net of underwriting discounts and commissions	210,426	—
Payment of IPO costs	(2,163)	—
Dividends paid on common stock	(36,153)	—
Pre-IPO net transfers from (to) ARKO Parent	7,230	(43,663)
Net cash used in financing activities	(29,402)	(42,174)
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,447)	7,652
Cash and cash equivalents and restricted cash, beginning of period	15,556	25,341
Cash and cash equivalents and restricted cash, end of period	$10,109	$32,993
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents, beginning of period	$15,556	$25,086
Restricted cash, beginning of period	—	255
Cash and cash equivalents and restricted cash, beginning of period	$15,556	$25,341
Cash and cash equivalents, end of period	$10,109	$32,993
Restricted cash, end of period	—	—
Cash and cash equivalents and restricted cash, end of period	$10,109	$32,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKO Petroleum Corp.

Condensed Consolidated Statements of Cash Flows (cont’d)

(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Supplementary cash flow information:
Cash received for interest	$692	$409
Cash paid for interest and allocated interest	21,589	29,139
Cash paid for taxes, net of refunds	4,550	5,954
Supplementary noncash activities:
ARKO Parent's pre-IPO net investment for ARKO Parent-controlled sites conversion to dealer locations	$(1,687)	$(3,867)
Prepaid insurance premiums financed through notes payable	613	—
Purchases of equipment in accounts payable and accrued expenses	4,109	1,651
Purchase of property and equipment under leases	26,372	9,252
Disposals of leases of property and equipment	4,176	4,332

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

On February 13, 2026, the Company completed its initial public offering of 11,111,111 shares of its Class A common stock, par value $0.0001 per share (“Class A common stock”), at a price to the public of $18.00 per share. In connection with the initial public offering, the Company granted to the underwriters an option for a period of 30 days following the closing of the initial public offering to purchase up to an additional 1,666,666 shares of Class A common stock to cover over-allotments. On March 5, 2026, the underwriters exercised their option to purchase 1,459,112 shares of Class A common stock, and on March 9, 2026, the Company issued and sold such shares to the underwriters. The foregoing transactions are collectively referred to as the “IPO.” The total net proceeds from the IPO were approximately $206.8 million, after deducting $15.8 million in underwriting discounts and commissions and $3.7 million of offering costs. As of September 30, 2026, ARKO Parent owned 35,000,000 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B common stock”), representing 73.6% of the economic interests in the Company and 93.3% of the combined voting power of the Class A common stock and Class B common stock. The Class A common stock is listed on Nasdaq under the symbol “APC.” The Class B common stock is not publicly listed or traded.

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

The Company is engaged in (i) wholesale activity, which includes the supply of fuel to gas stations operated by third-party dealers, (ii) fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and the issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites, and (iii) wholesale distribution of fuel to substantially all of the ARKO Retail Sites. As of September 30, 2026, the Company’s activity included the supply of fuel to 2,124 gas stations operated by dealers, the supply of fuel to 1,016 gas stations operated by ARKO Parent, and the operation of 294 cardlock locations, in the District of Columbia and throughout more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States (“U.S.”). The Company is one of the largest fuel wholesalers in North America.

As of September 30, 2026, the Company had three reportable segments: wholesale, fleet fueling and GPMP. Refer to Note 11 below for further information with respect to the segments.

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

All revenues and costs as well as assets and liabilities directly associated with the Business have been included in the interim financial statements. For the periods preceding the IPO, the interim financial statements also include allocations of certain operating and corporate expenses from ARKO Parent relating to the Business based on the historical financial statements and accounting records of ARKO Parent. See Note 13 for more information about the expenses allocated from ARKO Parent. The expense allocation has been determined based on what management considered to be the most reasonable reflection of the Business’ expenses for the periods preceding the IPO. However, the allocation may not reflect the costs the Business would have incurred if it had operated as a separate, standalone entity for the periods preceding the IPO or if the Business had been operated by a different parent entity.

ARKO Parent used a centralized approach to cash management and financing of its operations. Financial transactions relating to the Business were accounted for through ARKO Parent’s net investment account for the periods preceding the IPO. Accordingly, none of ARKO Parent’s cash, cash equivalents or debt at the corporate level were assigned to the Business in the interim financial statements for the periods preceding the IPO, except for the Capital One Line of Credit (as defined below) and certain M&T Bank financing attributable to the Business as further described in Note 4 below and in the annual financial statements (as defined below). ARKO Parent’s net investment represented ARKO Parent’s interest in the recorded net assets of the Business.

All significant transactions between the Business and ARKO Parent were reflected within ARKO Parent’s net investment within the interim financial statements for the periods preceding the IPO, and all significant intercompany balances and transactions within the Business have been eliminated in the interim financial statements.

Interim Financial Statements

The interim financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited and have been prepared in accordance with U.S. GAAP for interim financial information and Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included in the accompanying interim financial statements. However, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Therefore, the interim financial statements should be read in conjunction with the audited combined financial statements and accompanying notes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “annual financial statements”).

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

Trade Receivables

The majority of trade receivables are typically from dealers, fleet fueling customers and credit card companies in the ordinary course of business. Balances due in respect of credit cards processed through the Company’s fuel suppliers and other providers are collected within two to three days depending upon the day of the week of the purchase and time of day of the purchase. Receivables from dealers and customer credit accounts are typically due within one to 30 days and are stated as amounts due. Accounts that are outstanding longer than the payment terms are considered past due. At each balance sheet date, the Company recognizes a loss allowance for expected credit losses on trade receivables. As of September 30, 2026, September 30, 2025, December 31, 2025 and December 31, 2024, net trade receivables totaled $178.4 million, $104.4 million, $80.8 million and $88.2 million, respectively.

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

An asset is recognized related to the costs incurred to obtain a contract (e.g. sales commissions) if the costs are specifically identifiable to a contract, the costs will result in enhancing resources that will be used in satisfying performance obligations in the future and the costs are expected to be recovered. These capitalized costs were $9.1 million, $7.9 million, $8.2 million and $6.7 million as of September 30, 2026, September 30, 2025, December 31, 2025 and December 31, 2024, respectively, were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized on a systematic basis consistent with the pattern of transfer of the goods or services to which such costs relate. Amortization expense for the three and nine months ended September 30, 2026 and 2025 was $0.8 million, $0.4 million, $2.0 million and $1.3 million, respectively, and was included in fuel costs in the condensed consolidated statements of operations. The Company expenses the costs to obtain a contract, as and when they are incurred, in cases where the expected amortization period is one year or less.

The Company recognizes a contract asset when making upfront incentive payments to dealers. Certain of the upfront consideration represents a prepaid incentive, as these payments are not made for distinct services provided by the dealer. Others represent payments for equipment installed at a dealer location. The prepaid incentives were $58.4 million, $49.9 million, $51.8 million and $43.8 million as of September 30, 2026, September 30, 2025, December 31, 2025 and December 31, 2024, respectively, and were recorded as a part of other current assets and other non-current assets on the condensed consolidated balance sheets and were amortized as a reduction of revenue over the term of the specific agreement. Amortization expense for the three and nine months ended September 30, 2026 and 2025 was $2.2 million, $1.7 million, $6.4 million and $4.7 million, respectively.

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

Refer to Note 11 for disclosure of the revenue disaggregated by segment and product line, as well as a description of the reportable segment operations.

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

Derivatives and Hedging – In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which amends certain aspects of the hedge accounting guidance to more closely align financial reporting with the economics of an entity’s risk management activities. The amendments provide greater flexibility in applying hedge accounting to certain forecasted transactions, variable-rate debt instruments, and other qualifying hedging relationships. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted, and requires prospective application. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which is expected to reduce the cost and complexity of evaluating certain contracts for derivative accounting, better portray the economics of those contracts in the financial statements, reduce diversity in practice related to derivative accounting, and clarify the applicability of Topic 606 to share-based noncash consideration from a customer. ASU 2025-07 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted, and may be applied prospectively or on a modified retrospective basis. The Company plans to early adopt ASU 2025-07 prospectively in the fourth quarter of 2026. The Company does not expect adoption to have a material impact on its consolidated financial statements or related disclosures.

3. Potential Acquisition

On August 4, 2026, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with certain affiliates of U.S. Petroleum Partners, LLC (“USPP”), a vertically integrated fuel supply and distribution platform headquartered in Royal Oak, Michigan and serving customers throughout the Great Lakes region, pursuant to which USPP has agreed to sell to the Company substantially all of its assets (the “Acquired Business” and such transaction, the ”USPP Acquisition”), and the Company will assume from USPP certain liabilities in respect of the Acquired Business. The Acquired Business includes:

•
The right to supply fuel to approximately 400 dealer locations;
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

Subject to the Acquired Business achieving certain EBITDA-based financial targets for the 12-month period ending on the 12-month anniversary of the last day of the calendar quarter during which the closing occurs (the “True-Up Date”), some or all of the Consideration Shares, together with dividends payable on the Consideration Shares (the “Earn-Out Payment”) may be payable to USPP. The Earn-Out Payment is subject to adjustments, including in some instances recoupment of up to $5.0 million of the cash consideration payable at closing, if the Acquired Business does not achieve $31.7 million of EBITDA and $2.2 million of EBITDA generated by certain fuel related components, both as defined in the Purchase Agreement. Additionally, the payment to USPP at the True-Up Date may increase (payable in cash or shares of Class A Common Stock, at the Company’s election), based on the Acquired Business achieving results greater than such financial targets. The Consideration Shares and any shares of Class A Common Stock issued in respect of the Earn-Out Payment will be valued based on the daily volume weighted average price of the Class A common stock for the 10 consecutive trading days immediately preceding the applicable date requiring the issuance thereof.

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

Pursuant to the Purchase Agreement, the Company has agreed to prepare and file a registration statement with the SEC, registering for resale by USPP shares of Class A common stock to be issued to USPP under the Purchase Agreement.

The closing of the transaction is subject to fulfillment of customary closing conditions. Each party’s obligation to consummate the transaction is also subject to the accuracy of the representations and warranties of the other parties (subject to certain exceptions) and the performance in all material respects of the other parties’ respective covenants under the Purchase Agreement. The Purchase Agreement contains certain termination rights for both the Company, on the one hand, and USPP, on the other hand. The Company currently expects the closing to occur later in 2026. There is no certainty that the transaction will close.

4. Debt

The components of debt were as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
ARKO Parent Notes	$14,291	$—
M&T debt attributable to the Business	—	14,624
Capital One Line of Credit	174,431	377,406
Insurance premium notes	159	—
Total debt, net	$188,881	$392,030
Less current portion of ARKO Parent Notes	(992)	—
Less current portion of other long-term debt	(159)	(6,783)
Total long-term debt, net	$187,730	$385,247

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

In connection with the consummation of the IPO, the ARKO Parent PNC Credit Agreement was separated into two distinct credit facilities. The ARKO Parent PNC Credit Agreement was amended and restated to, among other things, remove the Company’s subsidiaries as co-borrowers from the ARKO Parent PNC Credit Agreement. Concurrently, certain of the Company’s subsidiaries entered into a separate amended and restated credit agreement with PNC (the “PNC Credit Agreement”) providing for a secured revolving credit facility (the “PNC Line of Credit”) with substantially similar terms as those under the ARKO Parent PNC Line of Credit, except that the aggregate principal amount originally available under the ARKO Parent PNC Line of Credit was up to $56 million, and the PNC Line of Credit is up to $84 million, for total aggregate availability of $140 million which was the aggregate principal availability under the ARKO Parent PNC Line of Credit prior to the IPO. The PNC Credit Agreement, among other carveouts, permits distributions to the Company for purposes of making dividends provided that no event of default shall have occurred thereunder and the borrowers have “Undrawn Availability” and “Average Undrawn Availability” (in each case, as defined in such agreement) of not less than 20% of the Maximum Revolving Advance Amount (as defined in such agreement). The maturity date for the PNC Line of Credit is the earliest of: (i) February 13, 2031, (ii) the date that is six months prior to the maturity date of the Senior Notes (as defined in Note 12) or any permitted refinancing thereof, subject to certain conditions, and (iii) the date that is six months prior to the maturity date of the Capital One Line of Credit. As of September 30, 2026, there were no borrowings under the PNC Line of Credit.

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

On January 13, 2026, GPMP entered into an amendment to the Capital One Line of Credit, and used $206.7 million of the net proceeds from the IPO to repay indebtedness outstanding under the Capital One Line of Credit. The Company and certain of its subsidiaries entered into certain pledge and security agreements whereby the Capital One Line of Credit is secured by GPME’s interest in, and proceeds from, the Company’s agreements with ARKO Parent and the Company’s fuel supply agreements with certain of its fuel supply partners and a pledge of the Company’s equity interests in GPMP. In July 2026, GPMP drew $4.0 million on the Capital One Line of Credit to purchase real estate at certain dealer locations.

5. Leases

Lessee

As of September 30, 2026, ARKO Parent and the Company collectively leased 566 dealer locations, 157 cardlock locations, former store locations, and certain office and storage spaces, including land and buildings in certain cases. Most of the lease agreements are for long-term periods, ranging from 15 to 20 years, and generally include several renewal options for extension periods for five to 25 years. Additionally, ARKO Parent and the Company lease certain store equipment, office equipment, automatic tank gauges and fuel dispensers.

As of September 30, 2026, out of the above, the Company directly leased a total of 176 dealer locations and cardlock locations. In addition, as of September 30, 2026, the Company or its subsidiaries leased jointly and severally with ARKO Parent from third party lessors 233 sites, of which 135 sites were attributable to the Business. As of September 30, 2026, the total lease liabilities related to such joint and several agreements were $334.7 million, of which $162.1 million related to the Business and was recorded on the condensed consolidated balance sheet. Refer to Note 13 for details on related party leases.

The components of lease cost recorded on the condensed consolidated statements of operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Finance lease cost:
Depreciation of right-of-use assets	$1,016	$714	$2,962	$1,650
Interest on lease liabilities	2,011	1,363	5,794	3,006
Operating lease costs included in site operating expenses	16,853	14,362	49,463	39,710
Operating lease costs included in general and administrative expenses	138	89	417	406
Lease cost related to variable lease payments, short-term leases and leases of low value assets	287	—	788	—
Right-of-use asset impairment charges and net (gain) loss on disposals of leases	(160)	379	807	1,306
Total lease costs	$20,145	$16,907	$60,231	$46,078

Lessor

The Company leases and subleases owned and leased properties to dealers and other tenants and subtenants, which are accounted for as operating or sales-type leases. The majority of these leases and subleases are for periods of up to 10 years, which may be a fixed period or a shorter period with an option or series of renewal options, and in certain cases with additional renewal options beyond 10 years. Some of the lease agreements include lease payments that are based upon the tenant’s or subtenant’s sales subject to fixed minimum lease payments. Lessees often post a security deposit as collateral at the time of lease inception. Total operating lease income was approximately $16.1 million, $12.4 million, $47.0 million and $32.5 million for the three and nine months ended September 30, 2026 and 2025, respectively. Lease income is included in other revenues, net, in the condensed consolidated statements of operations.

6. Financial Derivative Instruments

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

As of September 30, 2026 and December 31, 2025, the Company had fuel futures contracts to hedge approximately 2.6 million and 2.4 million gallons, respectively, of diesel fuel for which the Company had a firm commitment to purchase. As of both September 30, 2026 and December 31, 2025, the Company had an immaterial amount of an asset derivative and a firm commitment liability.

As of September 30, 2026 and December 31, 2025, there was no cash collateral provided to counterparties that was classified as restricted cash on the condensed consolidated balance sheets. All cash flows associated with purchasing and selling fuel derivative instruments are classified as other operating activities, net in the condensed consolidated statements of cash flows.

7. Equity

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

Dividends

The Company’s board of directors (the “Board”) declared, and the Company paid on April 21, 2026, a quarterly dividend of $0.26 per share of common stock, pro-rated to reflect the portion of the first quarter of 2026 following the closing of the IPO on February 13, 2026. Additionally, the Board declared, and the Company paid on August 28, 2026, a dividend of $0.50 per share of common stock. These dividends totaled $36.2 million.

The Board declared a quarterly dividend of $0.50 per share of common stock, to be paid on November 30, 2026 to stockholders of record as of November 18, 2026.

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

8. Share-Based Compensation

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

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to the APC RSUs and APC PSUs:

	APC RSUs and APC PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested APC RSUs and APC PSUs, December 31, 2025	—	$—
Granted	221	18.48
Dividend equivalents	1	18.50
Released	(36)	18.20
Forfeited	(7)	18.72
Performance-based share adjustment	(100)	18.36
Nonvested APC RSUs and APC PSUs, September 30, 2026	79	$18.73

During the nine months ended September 30, 2026, 36 thousand APC RSUs were issued to the Company’s non-employee directors. These awards are included in the table above under APC RSUs as granted, dividend equivalents and released units. There were 36 thousand APC RSUs issued to non-employee directors outstanding as of September 30, 2026.

During the nine months ended September 30, 2026, the Company granted approximately 63 thousand APC PSUs to its employees and approximately 123 thousand APC PSUs to employees of ARKO Parent who provide on behalf of ARKO Parent services to the Company, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of Class A common stock equal to up to 150% of the number of APC PSUs granted. The APC PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific performance criteria measured over such period. The number of APC PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company or ARKO Parent and related entities through the last day of the performance period or the applicable vesting date and a certification by the compensation committee of the Board that the applicable performance criteria have been met.

The Company assesses the probability of achieving the performance criteria on a quarterly basis, and the compensation committee of the Board determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period.

The fair value of APC RSUs released during the nine months ended September 30, 2026 was $0.7 million.

As of September 30, 2026, total unrecognized compensation cost related to APC PSUs was approximately $1.1 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

ARKO Corp. Incentive Compensation Plan

The compensation committee of ARKO Parent’s board of directors (the “ARKO Parent Board”) has approved the grant of non-qualified restricted stock units (“ARKO RSUs”) and performance-based RSUs (“ARKO PSUs”) to certain Company employees under the ARKO Corp. 2020 Incentive Compensation Plan. Vesting periods are assigned to ARKO RSUs on a grant-by-grant basis at the discretion of the ARKO Parent Board and except in certain limited situations, all awards are subject to a minimum vesting period of one year. ARKO Parent will issue new shares of ARKO Parent’s common stock upon vesting of the ARKO RSUs.

Restricted Stock Units and Performance-based Restricted Stock Units

The following table summarizes share activity related to the ARKO RSUs and ARKO PSUs issued to Company employees:

	ARKO RSUs and ARKO PSUs	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested ARKO RSUs and ARKO PSUs, December 31, 2025	406	$6.46
Granted	149	6.44
Released	(79)	7.41
Forfeited	(17)	6.45
Nonvested ARKO RSUs and ARKO PSUs, September 30, 2026	459	$6.20

During the nine months ended September 30, 2026, ARKO Parent granted approximately 12 thousand ARKO PSUs to the Company’s employees, which, subject to achieving certain performance criteria, could result in the issuance of a number of shares of ARKO Parent’s common stock equal to up to 150% of the number of ARKO PSUs granted. The ARKO PSUs were awarded to certain employees and cliff vest at the end of a one or three-year period, subject to the achievement of specific ARKO Parent performance criteria measured over such period. The number of ARKO PSUs that will ultimately vest is contingent upon the recipient continuing to be in the continuous service of the Company and related entities through the last day of the performance period or the applicable vesting date and a certification by the compensation committee of the ARKO Parent Board that the applicable performance criteria have been met.

ARKO Parent assesses the probability of achieving the performance criteria on a quarterly basis, and the compensation committee of the ARKO Parent Board determines whether the performance criteria were satisfied, and certifies the award’s vesting percentage, if any, during the fiscal quarter following the end of the applicable performance period. In the first quarter of 2026, the compensation committee of the ARKO Parent Board determined that the performance criteria for the performance period ended December 31, 2025 had been met and certified that the percentage of ARKO PSUs that vested with respect to the target amount for the ARKO PSUs granted in 2023 was 60% and that the percentage of ARKO PSUs granted in 2025 with cliff vesting at the end of a one-year period was 100%.

The fair value of ARKO RSUs and ARKO PSUs released during the nine months ended September 30, 2026 was $0.9 million.

As of September 30, 2026, total unrecognized compensation cost related to ARKO RSUs and ARKO PSUs was approximately $1.2 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Share-Based Compensation Cost

Total share-based compensation cost recorded for members of the Board, the Company’s employees and certain employees of ARKO Parent who provide management services to the Company for the three and nine months ended September 30, 2026 and 2025 was $0.5 million, $0.1 million, $1.9 million and $0.6 million, respectively, and has been included in general and administrative expenses in the condensed consolidated statements of operations.

9. Earnings per Share

The holders of the Company’s Class A and Class B common stock (together, “common stock”) have identical liquidation and dividend rights but different voting rights. Accordingly, the Company presents the earnings per share (“EPS”) for Class A and Class B common stock together. Certain of the Company’s vested APC RSU awards are considered participating securities because these securities have non-forfeitable rights to dividend equivalents, and thus require the two-class method of computing earnings per share.

The following table sets forth the computation of basic and diluted net income per share of common stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$13,339	$10,100	$33,657	$24,661
Net income attributable to participating APC RSUs	(18)	—	(18)	—
Net income attributable to common stockholders — Basic and Diluted	$13,321	$10,100	$33,639	$24,661

Weighted average common shares outstanding — Basic	47,570	35,000	45,454	35,000
Effect of dilutive securities:
APC RSUs and APC PSUs	15	—	9	—
Weighted average common shares outstanding — Diluted	47,585	35,000	45,463	35,000
Net income per share — Basic	$0.28	$0.29	$0.74	$0.70
Net income per share — Diluted	$0.28	$0.29	$0.74	$0.70

The effect of the 36 thousand participating APC RSUs was antidilutive for the three and nine months ended September 30, 2026, and such shares were excluded from the computation of diluted net income per share.

10. Fair Value Measurements and Financial Instruments

The fair value of cash and cash equivalents, restricted cash, trade receivables, accounts payable and other current liabilities approximated their carrying values as of September 30, 2026 and December 31, 2025 primarily due to the short-term maturity of these instruments. The fair value of the other long-term debt approximated their respective carrying values as of September 30, 2026 and December 31, 2025 due to the frequency with which interest rates are reset based on changes in prevailing interest rates. The fair value of fuel futures contracts was determined using NYMEX quoted values.

11. Segment Reporting

The reportable segments were determined based on information reviewed by the Company’s chief operating decision maker (“CODM”) for operational decision-making purposes, and the segment information is prepared on the same basis that the CODM reviews such financial information. As of September 30, 2026, the Company’s reportable segments were wholesale, fleet fueling and GPMP. Arie Kotler, the Company’s President, Chief Executive Officer, and Chairman of the Board, is the CODM. The CODM utilizes operating income from each segment to assess its operating performance and to make decisions about allocating resources to each segment. In reviewing segment operating income each month, the CODM compares actual results to budgets and prior-year performance. Based on this analysis, the CODM allocates incremental capital spending and prioritizes strategic and business development initiatives across the segments. The CODM also uses this measure to make decisions on budgets, acquisitions, capital expenditures, and management compensation.

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

The GPMP segment includes the sale and supply of fuel to substantially all ARKO Retail Sites, at the Company’s cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter), and a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) charged to certain of ARKO Retail Sites which are not supplied by the Company. ARKO Retail Sites that sell fuel are classified as related party sites. In addition, the GPMP segment includes the sale of fuel to the Company’s locations in the wholesale segment and, beginning February 1, 2026, to the Company’s locations in the fleet fueling segment, in each case at the Company’s cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter). Prior to February 1, 2026, the GPMP segment charged a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) primarily to fleet fueling locations that it did not supply. These inter-segment transactions were eliminated in the interim financial statements. Through the second quarter of 2025, the GPMP segment also supplied fuel to a limited number of third-party dealers.

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

	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended September 30, 2026	(in thousands)
Revenues
Fuel revenue	$957,611	$183,553	$—	$5,702	$1,146,866
Fuel revenue – related party	—	—	718,372	—	718,372
Other revenues, net	17,223	2,888	50	190	20,351
Other revenues, net – related party	347	—	754	2,110	3,211
Total revenues from external customers	$975,181	$186,441	$719,176	$8,002	$1,888,800
Inter-segment revenues	$—	$—	$1,084,411	$4,010	$1,088,421

Fuel costs	$930,891	$165,940	$—
Fuel costs – related party			706,886
Fuel costs – inter-segment			1,067,409
Credit card fees	1,771	1,604
Rent, including allocated expenses	13,696	3,022
Repairs and maintenance	1,494	959
Other segment expenses	1,506	1,622	2,362	11,528
Operating income from segments	$25,823	$13,294	$26,930	484	$66,531
Interest and other financial expenses, net			$(3,789)		$(3,789)

	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Three Months Ended September 30, 2025	(in thousands)
Revenues
Fuel revenue	$725,990	$122,692	$—	$6,903	$855,585
Fuel revenue – related party	—	—	609,022	—	609,022
Other revenues, net	13,697	2,240	194	270	16,401
Other revenues, net – related party	—	—	686	2,495	3,181
Total revenues from external customers	$739,687	$124,932	$609,902	$9,668	$1,484,189
Inter-segment revenues	$—	$—	$683,889	$3,131	$687,020

Fuel costs	$700,922	$105,952	$—
Fuel costs – related party			597,831
Fuel costs – inter-segment			668,997
Credit card fees	1,836	1,144
Rent, included allocated expenses	10,708	2,905
Repairs and maintenance	988	1,145
Other segment expenses	1,105	1,575	2,655	12,400
Operating income from segments	$24,128	$12,211	$24,308	$399	$61,046
Interest and other financial expenses, net			$(7,973)		$(7,973)

	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Nine Months Ended September 30, 2026	(in thousands)
Revenues
Fuel revenue	$2,549,162	$486,195	$—	$18,026	$3,053,383
Fuel revenue – related party	—	—	1,948,864	—	1,948,864
Other revenues, net	50,737	8,034	268	705	59,744
Other revenues, net – related party	1,276	—	2,252	6,234	9,762
Total revenues from external customers	$2,601,175	$494,229	$1,951,384	$24,965	$5,071,753
Inter-segment revenues	$—	$—	$2,847,551	$10,866	$2,858,417

Fuel costs	$2,473,230	$434,752	$—
Fuel costs – related party			1,914,955
Fuel costs – inter-segment			2,797,822
Credit card fees	5,119	4,339
Rent, included allocated expenses	40,228	8,946
Repairs and maintenance	4,705	2,865
Other segment expenses	4,175	4,791	7,042	34,888
Operating income from segments	$73,718	$38,536	$79,116	$943	$192,313
Interest and other financial expenses, net			$(12,989)		$(12,989)

	Wholesale	Fleet Fueling	GPMP	All Other	Total
For the Nine Months Ended September 30, 2025	(in thousands)
Revenues
Fuel revenue	$2,052,153	$359,219	$849	$21,033	$2,433,254
Fuel revenue – related party	—	—	1,787,503	—	1,787,503
Other revenues, net	36,550	6,603	540	894	44,587
Other revenues, net – related party	—	—	2,007	7,548	9,555
Total revenues from external customers	$2,088,703	$365,822	$1,790,899	$29,475	$4,274,899
Inter-segment revenues	$—	$—	$1,931,435	$8,552	$1,939,987

Fuel costs	$1,981,649	$309,409	$848
Fuel costs – related party			1,754,463
Fuel costs – inter-segment			1,888,858
Credit card fees	5,328	3,325
Rent, included allocated expenses	28,815	8,604
Repairs and maintenance	3,256	3,318
Other segment expenses	3,655	4,884	7,983	36,001
Operating income from segments	$66,000	$36,282	$70,182	$2,026	$174,490
Interest and other financial expenses, net			$(23,248)		$(23,248)

A reconciliation of operating income from reportable segments to income before income taxes on the condensed consolidated statements of operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating income from reportable segments	$66,047	$60,647	$191,370	$172,464
All other operating income	484	399	943	2,026
Intercompany charges by the GPMP segment [1]	(17,002)	(14,892)	(49,729)	(42,577)
Interest and other financial expenses, net	(3,789)	(7,973)	(12,989)	(23,248)
Amounts not allocated to segments:
Site operating expenses, including allocated expenses	(292)	(707)	(761)	(2,180)
General and administrative expenses, including allocated expenses	(10,676)	(10,122)	(32,199)	(29,614)
Depreciation and amortization, including allocated expenses	(13,105)	(11,910)	(38,983)	(35,034)
Other (expenses) income, net	(226)	1,154	(1,778)	(923)
Interest and other financial expenses, net	(3,611)	(3,088)	(10,612)	(7,781)
Income before income taxes	$17,830	$13,508	$45,262	$33,133

1 Represents the fixed margin or fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) paid to the GPMP segment for the cost of fuel and recorded by the GPMP segment as inter-segment revenues.

12. Commitments and Contingencies

Senior Notes

On October 21, 2021, ARKO Parent issued $450.0 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”), which are guaranteed, jointly and severally on an unsecured basis, by certain of ARKO Parent’s domestic subsidiaries, including the Company and certain of its subsidiaries (the “Guarantors”); however, neither GPMP nor its subsidiary is a Guarantor. As of September 30, 2026, $350 million aggregate principal amount of the Senior Notes was outstanding.

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

Environmental Liabilities and Contingencies

The Business is subject to certain federal and state environmental laws and regulations associated with sites at which it stores and sells fuel and other fuel products, as well as locations owned, leased, or where there is a contractual obligation that results in ARKO Parent or the Company being the tank operator or owner but are operated by third-party dealers. As of both September 30, 2026 and December 31, 2025, environmental obligations totaled $3.1 million and were recorded as other current and non-current liabilities on the condensed consolidated balance sheets. Environmental reserves have been established on an undiscounted basis based upon internal and external estimates in regard to each site. It is reasonably possible that these amounts will be adjusted in the future due to changes in estimates of environmental remediation costs, the timing of the payments or changes in federal and/or state environmental regulations.

ARKO Parent maintains certain environmental insurance policies and participates in various state underground storage tank funds that entitle it and the Company to be reimbursed for remediation costs. Estimated amounts that will be recovered from the insurance policies and various state funds for the exposures totaled $2.0 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively, and were recorded as other current and non-current assets on the condensed consolidated balance sheets.

Asset Retirement Obligation

As part of the fuel operations at its proprietary cardlock locations, at most of the owned and leased dealer locations, at certain other dealer locations and third-party cardlock locations where the Company owns storage tanks or otherwise agreed to be contractually liable for tank maintenance, there are underground, and in certain cases, aboveground, storage tanks for which the Company is responsible. The future cost to remove a storage tank is recognized over the estimated remaining useful life of the storage tank, or if sooner, the termination of the applicable lease. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time a storage tank is installed. The estimated liability is based upon historical experience in removing storage tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and current and anticipated federal and state regulatory requirements governing the removal of tanks, and discounted. The Company has recorded an asset retirement obligation of $49.8 million and $47.6 million as of September 30, 2026 and December 31, 2025, respectively. The current portion of the asset retirement obligation is included in other current liabilities on the condensed consolidated balance sheets.

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

13. Related Party Transactions

Balances with related parties, in addition to those disclosed in Note 4, were as follows as of the periods noted:

	September 30, 2026	December 31, 2025
	(in thousands)
Assets
Current assets:
Prepaid to related party, current portion	$2,772	$2,984
Non-current assets:
Prepaid to related party	9,523	10,378
Right-of-use assets under operating leases	188,672	—
Right-of-use assets under financing leases, net	63,077	—
Liabilities
Current liabilities:
Due to related party	$5,495	$—
Operating leases, current portion	20,681	$—
Financing leases, current portion	2,003	—
Financial liabilities, current portion	21	—
Non-current liabilities:
Operating leases	200,548	—
Financing leases	100,213	—
Financial liabilities	656	—

Transactions with related parties, in addition to those disclosed in the condensed consolidated statements of operations, were as follows for the periods noted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Site operating expenses	$8,420	$—	$20,848	$—
General and administrative expenses	3,068	—	7,235	—
Depreciation and amortization	891	—	2,202	—
Interest and other financial expenses	2,207	—	5,415	—

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

ii.
Distribution agreement with ARKO Parent – ARKO Parent was party to an exclusive supply agreement with the Company related to substantially all of ARKO Parent’s sites, pursuant to which ARKO Parent purchased fuel from the Company at the Company’s cost of fuel including taxes and transportation, plus a fixed margin. Such supply arrangements had terms until May 15, 2028 or with respect to sites acquired in June 2018 or later, for 10 years from the date of the applicable acquisition.

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

Omnibus Agreement

Until consummation of the IPO, the Company was party to an omnibus agreement with ARKO Parent dated January 12, 2016, as amended on April 18, 2023 (the “Original Omnibus Agreement”), pursuant to which, among other things the Company received: (i) an initial 10-year right of first offer, extended until May 15, 2028, to purchase the right to distribute fuel to ARKO Parent for newly acquired convenience stores at a negotiated rate; and (ii) an initial 10-year right, extended until May 15, 2028, to participate in transactions with ARKO Parent to acquire any distribution contracts and to negotiate the fuel supply terms for distributing fuel to ARKO Parent for any convenience stores, independent or lessee dealers, or consignment locations included in a potential acquisition under consideration by ARKO Parent, to the extent the Company is able to reach an agreement on terms. In addition, the Original Omnibus Agreement provided that the Company was obligated to distribute any volumes for stores that ARKO Parent acquires in the future, either at a negotiated rate pursuant to the right of first offer to purchase fuel distribution rights or the alternate fuel sales rate, as described in the Original Omnibus Agreement.

In connection with the IPO, on February 13, 2026, the Company entered into an amended and restated omnibus agreement with ARKO Parent (the “Omnibus Agreement”), which provides that, until the expiration or earlier termination of the Fuel Distribution Agreement, the Company’s subsidiaries will be the exclusive distributors of motor fuel volumes required by ARKO Parent and its affiliates, subject to limited exceptions as described in the Fuel Distribution Agreement. The Omnibus Agreement also governs acquisition and other accretive opportunities and how they will be allocated among the parties. If opportunities arise for either the Company or ARKO Parent to acquire convenience stores, wholesale motor fuel distribution contracts, dealer or consignment locations, fleet fueling locations, or related fuel distribution assets, ARKO Parent will be offered the opportunity to acquire the convenience store businesses, while the Company will be offered the opportunity to acquire wholesale, fleet fueling and supply-related businesses, at a purchase price that the parties negotiate in good faith.

The Omnibus Agreement may be terminated by either party if the other commits a material default that is not cured within 30 days of written notice.

Leases and Sublease arrangements

The Company and ARKO Parent are jointly and severally liable for the obligations under lease agreements under which the Company is also a tenant as described in Note 5.

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

ARKO Parent Notes

On February 13, 2026, the Company entered into the ARKO Parent Notes in an aggregate original principal amount of $14.9 million, which equaled to the portion of the debt under the M&T Credit Agreement attributable to the Business, as described in Note 4.

Management Services Agreement

On February 13, 2026, the Company entered into a management services agreement with ARKO Parent (the “Management Services Agreement”), pursuant to which ARKO Parent provides certain administrative services to the Company, including support in the areas of operations, human resources, payroll and benefits administration, financing and accounting, financial and public company reporting, information technology, legal, real estate management, executive services and general administrative services. Under the Management Services Agreement, the Company pays fees to ARKO Parent based on allocations or a flat fee, subject to periodic adjustments. The Company will also reimburse ARKO Parent for reasonable out-of-pocket expenses incurred in providing the services, including costs of licenses, insurance, taxes, audit fees, compliance costs and expenses associated with the Company’s status as a public company. The fees incurred under the Management Services Agreement were approximately $2.8 million and $6.9 million for the three months ended September 30, 2026 and for the period from February 1, 2026 through September 30, 2026, respectively, and were included in general and administrative expenses on the condensed consolidated statements of operation. As a controlled subsidiary of ARKO Parent, the fees under the Management Services Agreement that have been charged to the Company may differ from those associated with being a standalone, non-controlled public company.

The amount recorded for share-based compensation expense for APC PSUs granted to certain employees of ARKO Parent who are not employed by the Company but, on behalf of ARKO Parent, provide management services to the Company, as described in Note 8 above, is deducted on a quarterly basis from the fees, payable to ARKO Parent under the Management Services Agreement, as such expense is considered a payment by the Company to ARKO Parent for services rendered thereunder.

The Management Services Agreement remains in effect until terminated by mutual consent of the parties, upon a change of control of the Company, upon failure to pay undisputed fees or a material breach, subject to cure periods, or if a service provided by ARKO Parent is no longer required by the Company.

Intercompany Services Agreement

Effective July 1, 2026, the Company entered into an intercompany services agreement with ARKOGPM GCC India Private Limited (“ARKO India”), a newly established subsidiary of ARKO Parent located in India. This agreement replaces a similar services agreement for services that had been previously provided by a third-party outsourced provider in India. The agreement provides for financial and accounting, information technology, business operations, human resources and legal support services pursuant to service documentation, and permits additional affiliates to become service recipients.

The Company pays ARKO India its applicable operating costs plus an arm’s-length markup of 15.5%, or the then-current safe harbor rate, subject to periodic review and adjustment under applicable transfer-pricing guidelines, and reimburses specified expenses. The agreement remains in effect until terminated in accordance with its terms and generally permits termination without cause upon 60 days’ prior written notice.

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

	For the Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net investments attributable to ARKO Parent-controlled sites converted to fuel supply or consignment locations during the period and transfer of certain assets to the Company	$(1,687)	$(3,867)
Share-based compensation granted by ARKO Parent	114	605
Net transfers from (to) ARKO Parent	7,230	(43,663)
	$5,657	$(46,925)

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

The Company’s management believes the assumptions regarding the allocation of general and administrative expense from ARKO Parent were and are reasonable. Nevertheless, the interim financial statements do not include the actual expenses that would have been incurred had the Business operated as a standalone public company from January 1, 2026 until the IPO or during the three and nine months ended September 30, 2025. Actual costs that would have been incurred if the Business had operated as a standalone public company would depend on multiple factors, including, but not limited to, organizational structure and strategic decisions made in various areas, including information technology and infrastructure and therefore, would result in costs that vary from the allocation in the interim financial statements.

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

Overview

ARKO Petroleum Corp. is a growth-oriented, fuel distribution company and one of the largest wholesale fuel distributors in North America, supplying customers in more than 30 states across the United States (“U.S.”). Based in Richmond, Virginia, ARKO Petroleum Corp. was incorporated under the laws of Delaware on July 2, 2025 as a wholly owned subsidiary of ARKO Corp., a Delaware corporation (“ARKO Parent”), one of the largest operators of convenience stores in the U.S., ranked by store count, and one of the largest fuel wholesalers by gallons in North America, and whose common stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “ARKO.”

On February 13, 2026, we completed our initial public offering issuing 11,111,111 shares of our Class A common stock, par value $0.0001 per share (“Class A common stock”), at a price to the public of $18.00 per share. In connection with the initial public offering, we granted to the underwriters an option for a period of 30 days following the closing of the initial public offering to purchase up to an additional 1,666,666 shares of Class A common stock to cover over-allotments. On March 5, 2026, the underwriters exercised their option to purchase 1,459,112 shares of Class A common stock, and on March 9, 2026, we issued and sold such shares to the underwriters. The foregoing transactions are collectively referred to as our “IPO.” The total net proceeds from our IPO were approximately $206.8 million. Our Class A common stock began trading on Nasdaq under the symbol “APC” on February 12, 2026. As of September 30, 2026, ARKO Parent owned 35,000,000 of our Class B common stock, par value $0.0001 per share (“Class B common stock”), representing 73.6% of the economic interests and 93.3% of the combined voting power of the Class A common stock and Class B common stock.

In conjunction with our IPO, ARKO Parent contributed to us all of its wholesale and fleet fueling businesses and the rights to supply fuel to substantially all of ARKO Parent’s retail convenience stores that sell fuel (“ARKO Retail Sites”).

We are engaged in (i) wholesale activity, which includes the supply of fuel to gas stations operated by third-party dealers, (ii) fleet fueling, which includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations) and the issuance of proprietary fuel cards that provide customers access to a nationwide network of fueling sites, and (iii) the wholesale distribution of fuel to substantially all of the ARKO Retail Sites (together, the “Business”). As of September 30, 2026, we supplied fuel to 2,124 dealer locations and to 1,016 ARKO Retail Sites, and we operated 294 proprietary and third-party cardlock locations. We are well diversified geographically and as of September 30, 2026, operated in the District of Columbia and more than 30 states in the Mid-Atlantic, Midwestern, Northeastern, Southeastern and Southwestern United States.

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

Description of Segments

As of September 30, 2026, our reportable segments were as described below.

Wholesale Segment

Our wholesale segment supplies fuel to gas stations operated by third-party dealers, sub-wholesalers, and bulk and spot purchasers on either a cost-plus or consignment basis. For cost plus arrangements, the dealers, sub-wholesalers and bulk and spot purchasers purchase fuel from us, and we earn a fixed mark-up above our cost. The sales price is determined according to the terms of the relevant agreement, which typically reflects our total fuel costs plus the cost of transportation, taxes and our fixed margin. Furthermore, we generally retain any prompt pay discounts and rebates from our fuel suppliers. For consignment arrangements, we retain ownership of the fuel inventory at the site until the time of sale to the ultimate customer by the dealer, we are responsible for the pricing of the fuel to the end consumer and we share the gross profit generated from the sale of fuel by the dealer based on the terms of the relevant contract. In certain cases, gross profit is split based on a percentage and in others, we pay a fixed fee per gallon to the dealer and retain the remainder of the profit.

Fleet Fueling Segment

Our fleet fueling segment includes the operation of proprietary and third-party cardlock locations (unstaffed fueling locations), and commissions from the sales of fuel using proprietary fuel cards that provide customers access to a nationwide network of fueling sites.

GPMP Segment

Our GPMP segment includes the sale and supply of fuel to substantially all ARKO Retail Sites, at our cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter), and the GPMP segment charges a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) to certain ARKO Retail Sites that are not supplied by us. In addition, the GPMP segment includes the sale of fuel to our locations in the wholesale segment, and beginning February 1, 2026, to our locations in the fleet fueling segment, at our cost of fuel (including taxes and transportation) plus a fixed margin (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter). Prior to February 1, 2026, the GPMP segment charged a fixed fee (through December 31, 2025, 5.0 cents per gallon; 6.0 cents per gallon thereafter) primarily to fleet fueling locations that it did not supply. These inter-segment transactions were eliminated in our results of operations. Through the end of the second quarter of 2025, the GPMP segment also supplied fuel to a limited number of third-party dealers.

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

Immediately prior to our IPO, we entered into a Management Services Agreement with ARKO Parent, whereby ARKO Parent has agreed to provide or cause to be provided certain services to us, which were previously included as part of the allocations from ARKO Parent. As consideration, we agreed to pay ARKO Parent a fee. Related party allocations, including the method for such allocations, are discussed further in Note 13 to the interim financial statements. For example, for the periods preceding the IPO, our interim financial statements include expense allocations for certain support functions that were provided on a centralized basis within ARKO Parent, such as certain ARKO Parent expenses and shared service functions provided by ARKO Parent. Following our IPO, under the Management Services Agreement, ARKO Parent continues to provide us with some of the services related to these functions for an agreed-upon fee, and we incur other costs to replace the services and resources that are not provided by ARKO Parent. We also incur additional costs as a separate public company. Our total costs related to such support functions may differ from the costs that were historically allocated to us from ARKO Parent. These additional costs are primarily for the following:

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

Factors Affecting Results of Operations and Comparability

We achieved strong growth over the last decade, driven primarily by a highly successful acquisition strategy, inclusive of 26 completed acquisitions by us and ARKO Parent from 2013 through September 30, 2026. Our strategic acquisitions, as well as the conversion of a meaningful number of ARKO Retail Sites to dealer locations, have had, and may continue to have, a significant impact on our reported results, which can make period to period comparisons difficult.

Starting in the middle of 2024, ARKO Parent commenced a multi-year transformation plan to leverage its unique, multi-segment operating model to expand our wholesale fuel distribution network by converting a meaningful number of ARKO Retail Sites to dealer locations. The conversion of an ARKO Retail Site that had been supplied by the GPMP segment to a dealer location effectively shifts that site to our wholesale segment. In such cases, we realize higher profit from ongoing fuel supply agreements and rental income than from the supply of fuel to these ARKO Retail Sites by the GPMP segment. During the three months ended September 30, 2026, 17 ARKO Retail Sites converted to dealer locations for a total of 79 stores converted during the nine months ended September 30, 2026 and a total of 488 ARKO Retail Sites have converted since the beginning of this initiative. We expect that ARKO Parent will convert a meaningful number of additional stores, and we expect that ARKO Parent will be largely complete by the end of 2027.

We opened five new fleet fueling locations in the first nine months of 2026 and two locations were added in October 2026. Currently, we have an additional 16 locations in various stages of planning and development. We anticipate that these new fleet fueling locations will have a positive impact on our results of operations given the attractive, durable cash flow profile of our fleet fueling business.

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

The following table provides a history of our acquisitions, site conversions and site closings for the periods noted, for the wholesale, fleet fueling and GPMP segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Wholesale Segment [1]	2026	2025	2026	2025
Number of sites at beginning of period	2,129	2,014	2,099	1,922
Newly opened or reopened sites [2]	6	6	30	16
ARKO Retail Sites converted to dealer locations	17	65	79	194
Closed or divested sites	(28)	(32)	(84)	(79)
Number of sites at end of period	2,124	2,053	2,124	2,053

1 Excludes bulk and spot purchasers.

2 Includes all signed fuel supply agreements irrespective of fuel distribution commencement date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Fleet Fueling Segment	2026	2025	2026	2025
Number of sites at beginning of period	290	287	295	280
Newly opened or reopened sites	4	2	5	11
Closed or divested sites	—	(1)	(6)	(3)
Number of sites at end of period	294	288	294	288

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
GPMP Segment – related party sites (ARKO Retail Sites)	2026	2025	2026	2025
Number of sites at beginning of period	1,034	1,226	1,095	1,356
Newly opened or reopened sites	—	1	3	2
ARKO Retail Sites converted to dealer locations	(17)	(65)	(79)	(194)
Sites closed, divested or converted to rentals	(1)	(4)	(3)	(6)
Number of sites at end of period	1,016	1,158	1,016	1,158

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

During the nine months ended September 30, 2026, global crude oil and refined product markets were impacted by heightened geopolitical tensions in the Middle East, including the ongoing conflict involving Iran, Israel, and the United States. These developments contributed to significant volatility in crude oil prices and periodic supply disruptions, including disruptions to shipping through the Strait of Hormuz. During the third quarter of 2026, market conditions remained highly dynamic as developments related to the conflict, including changes in the status of the Strait of Hormuz and global oil flows, continued to affect crude oil prices and expectations regarding global supply availability. These market conditions have contributed to continued variability in wholesale fuel costs, retail gasoline prices, and fuel demand patterns across many of our markets. During the third quarter of 2026, diesel prices reached record highs, increasing fuel costs for commercial customers and other diesel-dependent businesses. These elevated prices placed additional pressure on customers' operating costs and may have influenced fuel purchasing behavior and consumption patterns. While retail fuel price increases generally lag behind changes in wholesale costs, the magnitude and timing of the fluctuations during the nine months ended September 30, 2026 have affected our fuel margins during that period. Continued geopolitical uncertainty and evolving global supply dynamics may continue to contribute to volatility in fuel prices and margins in future periods, and sustained high diesel prices or diesel supply constraints could reduce gallons sold, compress fuel margins or increase our working capital needs in future period.

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

Results of Operations for the three and nine months ended September 30, 2026 and 2025

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

Consolidated Results

The table below shows our consolidated results for the three and nine months ended September 30, 2026 and 2025, together with certain key metrics.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$1,146,866	$855,585	$3,053,383	$2,433,254
Fuel revenue – related party	718,372	609,022	1,948,864	1,787,503
Other revenues, net	20,351	16,401	59,744	44,587
Other revenues, net – related party	3,211	3,181	9,762	9,555
Total revenues	1,888,800	1,484,189	5,071,753	4,274,899
Operating expenses:
Fuel costs	1,101,819	812,897	2,923,723	2,309,955
Fuel costs – related party	706,886	597,831	1,914,955	1,754,463
Site operating expenses, including allocated expenses	28,496	25,359	84,210	72,765
General and administrative expenses, including allocated expenses	11,226	10,938	33,804	32,078
Depreciation and amortization, including allocated expenses	14,917	13,749	44,420	40,553
Total operating expenses	1,863,344	1,460,774	5,001,112	4,209,814
Other expenses (income), net	226	(1,154)	1,778	923
Operating income	25,230	24,569	68,863	64,162
Interest and other financial expenses, net, including allocated expenses	(7,400)	(11,061)	(23,601)	(31,029)
Income before income taxes	17,830	13,508	45,262	33,133
Income tax expense	(4,491)	(3,408)	(11,605)	(8,472)
Net income	$13,339	$10,100	$33,657	$24,661
Fuel gallons sold	286,871	299,230	835,647	855,391
Fuel gallons sold – related party	191,439	223,815	565,566	660,800
Fuel gallons sold – total	478,310	523,045	1,401,213	1,516,191
Fuel contribution [1]	$45,047	$42,688	$129,660	$123,299
Fuel contribution – related party [1]	$11,486	$11,191	$33,909	$33,040
Fuel contribution – total [1]	$56,533	$53,879	$163,569	$156,339
Fuel margin, cents per gallon [2]	15.7	14.3	15.5	14.4
Fuel margin, cents per gallon – related party [2]	6.0	5.0	6.0	5.0
Fuel margin, cents per gallon – total [2]	11.8	10.3	11.7	10.3
Adjusted EBITDA [3]	$40,953	$37,448	$117,137	$106,637
Net cash provided by operating activities	$21,585	$25,022	$38,571	$63,172
Discretionary Cash Flow [3]	$32,306	$26,485	$84,402	$67,790

1 Calculated as fuel revenue less fuel costs.

2 Calculated as fuel contribution divided by fuel gallons sold.

3 Refer to “Use of Non-GAAP Measures” below for discussion of these non-GAAP performance and liquidity measures and related reconciliation to net income and net cash provided by operating activities, as applicable.

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

For the three months ended September 30, 2026, fuel revenue increased by $291.3 million, or 34.0%, compared to the third quarter of 2025. The increase in fuel revenue was attributable primarily to an increase in average price of fuel compared to the third quarter of 2025, partially offset by fewer gallons sold in the third quarter of 2026 compared to the third quarter of 2025 due to a challenging macroeconomic environment.

For the three months ended September 30, 2026, fuel revenue – related party increased by $109.4 million, or 18.0%, compared to the three months ended September 30, 2025, resulting primarily from an increase in the average price of fuel in the third quarter of 2026 as compared to the third quarter of 2025, which was partially offset by a 32.4 million, or 14.5%, decrease in gallons sold, reflecting the challenging macroeconomic environment and ARKO Retail Sites converted to dealer locations.

For the three months ended September 30, 2026, other revenues, net increased by $4.0 million, or 24.1%, compared to the third quarter of 2025, primarily due to additional rental income from ARKO Retail Sites converted to dealer locations.

For the three months ended September 30, 2026, other revenues, net – related party was consistent with that in the three months ended September 30, 2025.

For the three months ended September 30, 2026, total operating expenses increased by $402.6 million, or 27.6%, compared to the third quarter of 2025. Fuel costs increased $288.9 million, or 35.5%, compared to the three months ended September 30, 2025, and fuel costs – related party increased by $109.1 million, or 18.2%, compared to the three months ended September 30, 2025, both consistent with the corresponding year over year increases in fuel revenues. For the three months ended September 30, 2026, site operating expenses increased by $3.1 million, or 12.4%, as compared to the three months ended September 30, 2025, primarily due to incremental expenses from ARKO Retail Sites converted to dealer locations.

For the three months ended September 30, 2026, general and administrative expenses increased by $0.3 million, or 2.6%, compared to the third quarter of 2025.

For the three months ended September 30, 2026, depreciation and amortization expenses increased by $1.2 million, or 8.5%, compared to the third quarter of 2025, primarily due to assets related to ARKO Retail Sites converted to dealer locations.

For the three months ended September 30, 2026, other expenses (income), net increased $1.4 million compared to the three months ended September 30, 2025, primarily due to higher acquisition costs.

Operating income was $25.2 million for the three months ended September 30, 2026 compared to $24.6 million for the three months ended September 30, 2025. The increase in operating income was primarily due to the benefit from ARKO Retail Sites converted to dealer locations and greater fuel contribution from fleet fueling locations, partially offset by lower fuel contribution from comparable wholesale sites and an increase in general and administrative expenses and depreciation and amortization.

For the three months ended September 30, 2026, interest and other financial expenses, net decreased by $3.7 million compared to the third quarter of 2025 primarily due to lower average debt balances, primarily as a result of the use of the net proceeds from the IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit (as defined below), and lower average interest rates in the third quarter of 2026 as compared to the third quarter of 2025, partially offset by higher interest expenses related to financial liabilities and financing leases related to ARKO Retail Sites converted to dealer locations.

For the three months ended September 30, 2026 and 2025, income tax expense was $4.5 million and $3.4 million, respectively.

For the three months ended September 30, 2026 and 2025, net income was $13.3 million and $10.1 million, respectively.

For the three months ended September 30, 2026 and 2025, Adjusted EBITDA was $41.0 million and $37.4 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

For the nine months ended September 30, 2026, fuel revenue increased by $620.1 million, or 25.5%, compared to the nine months ended September 30, 2025. The increase in fuel revenue was attributable primarily to an increase in the average price of fuel compared to the first three quarters of 2025, partially offset by fewer gallons sold in the first three quarters of 2026 compared to the first three quarters of 2025, due to a challenging macroeconomic environment as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate.

For the nine months ended September 30, 2026, fuel revenue – related party increased by $161.4 million, or 9.0%, compared to the nine months ended September 30, 2025, resulting primarily from an increase in the average price of fuel compared to the nine months ended September 30, 2025, which was partially offset by a 95.2 million, or 14.4%, decrease in gallons sold, reflecting the challenging macroeconomic environment, as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate, and ARKO Retail Sites converted to dealer locations.

For the nine months ended September 30, 2026, other revenues, net increased by $15.2 million, or 34.0%, compared to the nine months ended September 30, 2025, primarily due to additional rental income from ARKO Retail Sites converted to dealer locations.

For the nine months ended September 30, 2026, other revenues, net – related party increased by $0.2 million, or 2.2%, compared to the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, total operating expenses increased by $791.3 million, or 18.8%, compared to the nine months ended September 30, 2025. Fuel costs increased by $613.8 million or 26.6%, compared to the nine months ended September 30, 2025 and fuel costs – related party increased by $160.5 million, or 9.1%, compared to the nine months ended September 30, 2025, both consistent with the corresponding year over year increases in fuel revenues. For the nine months ended September 30, 2026, site operating expenses increased by $11.4 million, or 15.7%, as compared to the nine months ended September 30, 2025, primarily due to incremental expenses from ARKO Retail Sites converted to dealer locations.

For the nine months ended September 30, 2026, general and administrative expenses increased by $1.7 million, or 5.4%, compared to the nine months ended September 30, 2025, primarily due to an increase in share-based compensation expense principally related to grants to members of our Board of Directors (the “Board”) and management.

For the nine months ended September 30, 2026, depreciation and amortization expenses increased by $3.9 million, or 9.5%, compared to the nine months ended September 30, 2025, primarily due to assets related to ARKO Retail Sites converted to dealer locations.

For the nine months ended September 30, 2026, other expenses (income), net increased by $0.9 million compared to the nine months ended September 30, 2025.

Operating income was $68.9 million for the nine months ended September 30, 2026 compared to $64.2 million for the nine months ended September 30, 2025. The increase in operating income was primarily due to the benefit from ARKO Retail Sites converted to dealer locations and greater fuel contribution from fleet fueling locations, partially offset by lower fuel contribution from comparable wholesale sites and an increase in general and administrative expenses and depreciation and amortization.

For the nine months ended September 30, 2026, interest and other financial expenses, net decreased by $7.4 million compared to the nine months ended September 30, 2025 primarily due to lower average debt balances, primarily as a result of the use of the net proceeds from the IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit, and lower average interest rates in the first three quarters of 2026 as compared to the first three quarters of 2025, partially offset by higher interest expenses related to financial liabilities and financing leases related to ARKO Retail Sites converted to dealer locations.

For the nine months ended September 30, 2026 and 2025, income tax expense was $11.6 million and $8.5 million, respectively.

For the nine months ended September 30, 2026 and 2025, net income was $33.7 million and $24.7 million, respectively.

For the nine months ended September 30, 2026 and 2025, Adjusted EBITDA was $117.1 million and $106.6 million, respectively. Refer to “Use of Non-GAAP Measures” below for discussion of this non-GAAP performance measure and related reconciliation to net income.

Segment Results

Wholesale Segment

The table below shows the results of the wholesale segment for the three and nine months ended September 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$957,611	$725,990	$2,549,162	$2,052,153
Other revenues, net	17,223	13,697	50,737	36,550
Other revenues, net – related party	347	—	1,276	—
Total revenues	975,181	739,687	2,601,175	2,088,703
Operating expenses:
Fuel costs	930,891	700,922	2,473,230	1,981,649
Site operating expenses, including allocated expenses	18,467	14,637	54,227	41,054
Total operating expenses	949,358	715,559	2,527,457	2,022,703
Operating income	$25,823	$24,128	$73,718	$66,000
Fuel gallons sold – fuel supply locations	211,648	220,220	613,626	624,826
Fuel gallons sold – consignment agent locations	37,564	40,191	110,287	115,635
Fuel contribution [1] – fuel supply locations	$15,279	$13,917	$43,452	$38,854
Fuel contribution [1] – consignment agent locations	$11,441	$11,151	$32,480	$31,650
Fuel margin, cents per gallon [2] – fuel supply locations	7.2	6.3	7.1	6.2
Fuel margin, cents per gallon [2] – consignment agent locations	30.5	27.7	29.5	27.4

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

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

Wholesale Revenues

For the three months ended September 30, 2026, fuel revenue increased by $231.6 million, or 31.9%, compared to the third quarter of 2025, primarily due to an increase in the average price of fuel in the third quarter of 2026 compared to the third quarter of 2025, partially offset by a 11.2 million, or 4.3%, decrease in gallons sold. Of total gallons sold, ARKO Retail Sites converted to dealer locations contributed 11.8 million incremental gallons, which were fully offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment.

For the three months ended September 30, 2026, other revenues, net increased by $3.5 million, or 25.7%, compared to the third quarter of 2025, primarily due to additional rental income from ARKO Retail Sites converted to dealer locations.

Wholesale Operating Income

For the three months ended September 30, 2026, wholesale operating income increased by $1.7 million compared to the third quarter of 2025 primarily as a result of additional operating income from ARKO Retail Sites converted to dealer locations, which was partially offset by reduced operating income at comparable wholesale sites. An increase of $3.5 million in other revenues, net, combined with an increase in fuel contribution of $1.7 million was partially offset by an increase in site operating expenses of $3.8 million in the third quarter of 2026 compared to the third quarter of 2025. These increases were primarily due to ARKO Retail Sites converted to dealer locations.

At fuel supply locations, fuel contribution increased by $1.4 million for the third quarter of 2026 compared to the third quarter of 2025, primarily due to $1.5 million of incremental contribution from ARKO Retail Sites converted to dealer locations. At fuel supply locations, fuel margin per gallon also increased, primarily due to increased prompt pay discounts related to higher fuel costs.

At consignment agent locations, fuel contribution increased $0.3 million for the third quarter of 2026 compared to the third quarter of 2025, primarily due to $0.4 million of incremental contribution from ARKO Retail Sites converted to dealer locations. At consignment agent locations, fuel margin per gallon also increased, primarily due to increased prompt pay discounts related to higher fuel costs.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

Wholesale Revenues

For the nine months ended September 30, 2026, fuel revenue increased by $497.0 million, or 24.2%, compared to the first three quarters of 2025, primarily due to an increase in the average price of fuel in the first three quarters of 2026 compared to the first three quarters of 2025, partially offset by a 16.5 million, or 2.2%, decrease in gallons sold. Of total gallons sold, ARKO Retail Sites converted to dealer locations contributed 47.7 million incremental gallons, which were fully offset by lower volumes at comparable wholesale sites, reflecting the challenging macroeconomic environment, as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate.

For the nine months ended September 30, 2026, other revenues, net increased by $14.2 million, or 38.8%, compared to the first three quarters of 2025, primarily due to additional rental income from ARKO Retail Sites converted to dealer locations.

Wholesale Operating Income

For the nine months ended September 30, 2026, wholesale operating income increased by $7.7 million compared to the first three quarters of 2025 primarily as a result of additional operating income from ARKO Retail Sites converted to dealer locations which were partially offset by reduced operating income at comparable wholesale sites. An increase of $14.2 million in other revenues, net, combined with an increase in fuel contribution of $5.4 million was partially offset by an increase in site operating expenses of $13.2 million in the first three quarters of 2026 compared to the first three quarters of 2025. These increases were primarily due to ARKO Retail Sites converted to dealer locations.

At fuel supply locations, fuel contribution increased by $4.6 million for the first three quarters of 2026 compared to the first three quarters of 2025 due to $5.0 million of incremental contribution from ARKO Retail Sites converted to dealer locations, which was partially offset by reduced fuel contribution at comparable wholesale sites driven by lower volumes. Fuel margin per gallon also increased, primarily as a result of significant volatility in the fuel markets due to the geopolitical environment in the first three quarters of 2026 and increased prompt pay discounts related to higher fuel costs.

At consignment agent locations, fuel contribution increased by $0.8 million for the first three quarters of 2026 compared to the first three quarters of 2025 due to incremental contribution of $1.4 million from ARKO Retail Sites converted to dealer locations, which was partially offset by reduced fuel contribution at comparable wholesale sites driven by lower volumes. Fuel margin per gallon also increased primarily as a result of significant volatility in the fuel and consumer markets due to the geopolitical environment in the first three quarters of 2026 and increased prompt pay discounts related to higher fuel costs, net of margin compression during the second quarter of 2026, as market prices declined more quickly than our weighted average inventory cost during that quarter.

Fleet Fueling Segment

The table below shows the results of the fleet fueling segment for the three and nine months ended September 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue	$183,553	$122,692	$486,195	$359,219
Other revenues, net	2,888	2,240	8,034	6,603
Total revenues	186,441	124,932	494,229	365,822
Operating expenses:
Fuel costs	165,940	105,952	434,752	309,409
Site operating expenses	7,207	6,769	20,941	20,131
Total operating expenses	173,147	112,721	455,693	329,540
Operating income	$13,294	$12,211	$38,536	$36,282
Fuel gallons sold – proprietary cardlock locations	32,619	33,124	95,839	98,039
Fuel gallons sold – third-party cardlock locations	3,617	3,458	10,776	9,926
Fuel contribution [1] – proprietary cardlock locations	$16,837	$16,209	$49,534	$47,985
Fuel contribution [1] – third-party cardlock locations	$776	$531	$1,909	$1,825
Fuel margin, cents per gallon [2] – proprietary cardlock locations	51.6	48.9	51.7	48.9
Fuel margin, cents per gallon [2] – third-party cardlock locations	21.5	15.3	17.8	18.4

1 Calculated as fuel revenue less fuel costs; excludes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel contribution divided by fuel gallons sold.

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

Fleet Fueling Revenues

For the three months ended September 30, 2026, fuel revenue increased by $60.9 million, or 49.6%, compared to the third quarter of 2025. The increase in fuel revenue was primarily due to an increase in the average price of fuel in the third quarter of 2026 compared to the third quarter of 2025, which was partially offset by a 0.9% decrease in gallons sold.

For the three months ended September 30, 2026, other revenues, net increased by $0.6 million compared to the third quarter of 2025.

Fleet Fueling Operating Income

For the three months ended September 30, 2026, fuel contribution increased by $0.9 million compared to the third quarter of 2025. At proprietary cardlocks, fuel contribution increased by $0.6 million, and fuel margin per gallon also increased for the third quarter of 2026 compared to the third quarter of 2025. At third-party cardlock locations, fuel contribution increased $0.3 million, and fuel margin per gallon also increased for the third quarter of 2026 compared to the third quarter of 2025. These increases primarily resulted from significant volatility in the fuel market due to the geopolitical environment.

For the three months ended September 30, 2026, site operating expenses increased by $0.4 million compared to the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

Fleet Fueling Revenues

For the nine months ended September 30, 2026, fuel revenue increased by $127.0 million, or 35.3%, compared to the first three quarters of 2025. The increase in fuel revenue was primarily due to an increase in the average price of fuel in the first three quarters of 2026 compared to the first three quarters of 2025, which was partially offset by a 1.3% decrease in gallons sold.

For the nine months ended September 30, 2026 other revenues, net increased by $1.4 million compared to the first three quarters of 2025.

Fleet Fueling Operating Income

For the nine months ended September 30, 2026, fuel contribution increased by $1.6 million compared to the first three quarters of 2025. At proprietary cardlocks, fuel contribution increased by $1.5 million, and fuel margin per gallon also increased for the first three quarters of 2026 compared to the first three quarters of 2025. At third-party cardlock locations, fuel contribution increased $0.1 million, while fuel margin per gallon decreased for the first three quarters of 2026 compared to the first three quarters of 2025. These changes primarily resulted from significant volatility in the fuel market due to the geopolitical environment.

For the nine months ended September 30, 2026, site operating expenses increased by $0.8 million compared to the nine months ended September 30, 2025.

GPMP Segment

The table below shows the results of the GPMP segment for the three and nine months ended September 30, 2026 and 2025, together with certain key metrics for the segment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:	(in thousands)
Fuel revenue [1] – inter-segment	$1,084,411	$681,767	$2,846,784	$1,925,105
Fuel revenue [1] – related party	718,372	609,022	1,948,864	1,787,503
Fuel revenue – third party customers	—	—	—	849
Other revenues, net	50	194	268	540
Other revenues, net [1] – inter-segment	—	2,122	767	6,330
Other revenues, net [1] – related party	754	686	2,252	2,007
Total revenues	1,803,587	1,293,791	4,798,935	3,722,334
Operating expenses:
Fuel costs – inter-segment	1,067,409	668,997	2,797,822	1,888,858
Fuel costs – related party	706,886	597,831	1,914,955	1,754,463
Fuel costs – third party customers	—	—	—	848
General and administrative expenses	550	816	1,605	2,464
Depreciation and amortization	1,812	1,839	5,437	5,519
Total operating expenses	1,776,657	1,269,483	4,719,819	3,652,152
Operating income	$26,930	$24,308	$79,116	$70,182
Fuel gallons sold – inter-segment	283,378	255,353	816,033	724,914
Fuel gallons sold – related party locations	191,439	223,815	565,566	660,800
Fuel gallons sold – third party customers	—	—	—	217
Fuel contribution [2] – related party locations	$11,486	$11,191	$33,909	$33,040
Fuel margin, cents per gallon [3] – related party locations	6.0	5.0	6.0	5.0

1 Includes the fixed margin or fixed fee paid to the GPMP segment for the cost of fuel.

2 Calculated as fuel revenue less fuel costs.

3 Calculated as fuel contribution divided by fuel gallons sold.

Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025

GPMP Revenues

For the three months ended September 30, 2026, fuel revenue – inter-segment increased by $402.6 million, or 59.1%, compared to the third quarter of 2025. The increase in fuel revenue was primarily attributable to an increase in the average price of fuel in the third quarter of 2026 compared to the third quarter of 2025 and more gallons sold in the third quarter of 2026 compared to the third quarter of 2025 as a result of gallons in the fleet fueling segment which transitioned to a fixed margin beginning February 1, 2026, as well as an increase in gallons sold related to ARKO Retail Sites that had been converted to dealer locations, partially offset by fewer gallons sold to comparable wholesale sites.

For the three months ended September 30, 2026, fuel revenue – related party increased by $109.4 million, or 18.0%, compared to the third quarter of 2025, resulting primarily from an increase in the average price of fuel in the third quarter of 2026 compared to the third quarter of 2025, which was partially offset by a 32.4 million, or 14.5%, decrease in gallons sold, reflecting the challenging macroeconomic environment and ARKO Retail Sites converted to dealer locations which gallons were reflected, after the conversion, in fuel revenue – inter-segment.

For the three months ended September 30, 2026 and 2025, other revenues, net, and other revenues, net – related party related to the fixed fee charged to certain ARKO Retail Sites that were not supplied by GPMP were similar. The inter-segment fixed fee charged to sites in the fleet fueling segment that prior, to February 1, 2026, were not supplied by the GPMP segment was transitioned to a fixed margin and reflected in fuel revenue – inter-segment beginning February 1, 2026. As a result, there were no other revenues, net – inter-segment for the third quarter of 2026.

GPMP Operating Income

For the three months ended September 30, 2026, fuel contribution increased by $4.5 million compared to the third quarter of 2025, primarily due to an increase in the fixed margin from 5.0 cents per gallon sold for the third quarter of 2025 to 6.0 cents per gallon sold for the third quarter of 2026, as well as the transition of sites in the fleet fueling segment to a fixed margin from a fixed fee beginning February 1, 2026, partially offset by fewer gallons sold to both ARKO Retail Sites and comparable wholesale sites.

For the three months ended September 30, 2026, general and administrative expenses decreased by $0.3 million compared to the third quarter of 2025, and depreciation and amortization expenses remained consistent with the third quarter of 2025.

Nine Months Ended September 30, 2026 versus Nine Months Ended September 30, 2025

GPMP Revenues

For the nine months ended September 30, 2026, fuel revenue – inter-segment increased by $921.7 million, or 47.9%, compared to the nine months ended September 30, 2025. The increase in fuel revenue was primarily attributable to an increase in the average price of fuel for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 and more gallons sold in the first three quarters of 2026 compared to the first three quarters of 2025 as a result of gallons in the fleet fueling segment, which transitioned to a fixed margin beginning February 1, 2026, as well as an increase in gallons sold related to ARKO Retail Sites that had been converted to dealer locations partially offset by fewer gallons sold to comparable wholesale sites.

For the nine months ended September 30, 2026, fuel revenue – related party increased by $161.4 million, or 9.0%, compared to the nine months ended September 30, 2025, resulting primarily from an increase in the average price of fuel compared to the nine months ended September 30, 2025, which was partially offset by a 95.2 million, or 14.4%, decrease in gallons sold, reflecting the challenging macroeconomic environment as well as severe weather conditions in the first quarter of 2026 in several markets in which we operate, and ARKO Retail Sites converted to dealer locations, which gallons were reflected, after the conversion, in fuel revenue – inter-segment.

For the nine months ended September 30, 2026 and 2025, other revenues, net, and other revenues, net – related party related to the fixed fee charged to certain ARKO Retail Sites that were not supplied by GPMP were similar. The inter-segment fixed fee charged to sites in the fleet fueling segment that prior, to February 1, 2026, were not supplied by the GPMP segment was transitioned to a fixed margin and reflected in fuel revenue – inter-segment beginning February 1, 2026. As a result, other revenues, net – inter-segment decreased in the first three quarters of 2026 compared to the first three quarters of 2025.

GPMP Operating Income

For the nine months ended September 30, 2026, fuel contribution increased by $13.6 million, compared to the nine months ended September 30, 2025, primarily due to an increase in the fixed margin from 5.0 cents per gallon sold for the first three quarters of 2025 to 6.0 cents per gallon sold for the first three quarters of 2026, as well as the transition of sites in the fleet fueling segment to a fixed margin from a fixed fee beginning February 1, 2026, partially offset by fewer gallons sold to both ARKO Retail Sites and comparable wholesale sites.

For the nine months ended September 30, 2026, general and administrative expenses decreased by $0.9 million compared to the nine months ended September 30, 2025, and depreciation and amortization expenses for the nine months ended September 30, 2026 remained consistent with the nine months ended September 30, 2025.

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

The following table contains a reconciliation of (i) net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 and the 12-month period ended September 30, 2026 and (ii) net cash provided by operating activities to Discretionary Cash Flow for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Twelve-Months Ended
	2026	2025	2026	2025	September 30, 2026
	(in thousands)
Net income	$13,339	$10,100	$33,657	$24,661	$41,723
Interest and other financing expenses, net	7,400	11,061	23,601	31,029	34,664
Income tax expense	4,491	3,408	11,605	8,472	12,245
Depreciation and amortization	14,917	13,749	44,420	40,553	58,595
EBITDA	40,147	38,318	113,283	104,715	147,227
Acquisition costs (a)	1,731	166	2,627	379	2,740
(Gain) loss on disposal of assets and impairment charges (b)	(1,477)	326	(651)	2,618	1,289
Share-based compensation expense (c)	528	103	1,922	605	2,314
Adjustment to contingent consideration (d)	—	(1,541)	54	(1,816)	(337)
Taxes paid in arrears (e)	—	—	—	—	178
IPO Costs (f)	—	—	—	—	565
Other (g)	24	76	(98)	136	37
Adjusted EBITDA	$40,953	$37,448	$117,137	$106,637	$154,013

Net cash provided by operating activities	$21,585	$25,022	$38,571	$63,172
Changes in operating assets and liabilities (h)	9,751	1,687	47,007	6,452
Maintenance capital expenditures (i)	(2,079)	(1,902)	(7,288)	(4,163)
Acquisition costs (a)	1,731	166	2,627	379
Amortization of deferred income, net of prepaid to related party	1,846	2,430	5,196	4,823
Charges to allowance for credit losses	(227)	(276)	(848)	(820)
Non-cash rent expense (j)	(325)	(708)	(766)	(2,180)
Other (k)	24	66	(97)	127
Discretionary Cash Flow	$32,306	$26,485	$84,402	$67,790

Adjusted EBITDA	$40,953	$37,448	$117,137	$106,637
Cash received for interest	222	184	692	409
Cash paid for interest and allocated interest	(6,690)	(10,378)	(21,589)	(29,139)
Cash paid for taxes, net of refunds	(100)	1,133	(4,550)	(5,954)
Maintenance capital expenditures (i)	(2,079)	(1,902)	(7,288)	(4,163)
Discretionary Cash Flow	$32,306	$26,485	$84,402	$67,790

(a)
Eliminates costs incurred that are directly attributable to business acquisitions and salaries of employees whose primary job function is to execute our acquisition strategy and facilitate integration of acquired operations.
(b)
Eliminates the non-cash loss (gain) from the sale or disposal of property and equipment, the loss (gain) recognized upon the sale of related leased assets and impairment charges on property and equipment and right-of-use assets related to closed and non-performing sites.
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
(h)
Excludes the change in current tax liabilities and accrued interest of $3.5 million, $0.1 million, $3.7 million and $0 for the three and nine months ended September 30, 2026 and 2025, respectively.

(i)
Historically, ARKO Parent has not distinguished between maintenance capital expenditures, growth capital expenditures, and acquisition capital expenditures (other than with respect to business acquisitions). Maintenance capital expenditures are capital expenditures made to maintain our long-term operating income or operating capacity, while growth and acquisition capital expenditures are capital expenditures that we expect will increase our operating income or operating capacity over the long-term. For the three and nine months ended September 30, 2026 and 2025, we estimated that approximately $2.1 million, $1.9 million, $7.3 million and $4.2 million of our capital expenditures were maintenance capital expenditures, respectively, and that $9.5 million, $3.3 million, $20.1 million and $14.5 million of our capital expenditures were growth capital expenditures, respectively.
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

The following table contains a reconciliation of total debt, net to Net Debt as of September 30, 2026 and December 31, 2025, as well as the ratio of each of the most directly comparable GAAP measures to Net Debt and Adjusted EBITDA for the 12-month period ended September 30, 2026 and the year ended December 31, 2025, respectively.

	As of September 30, 2026		As of December 31, 2025
	(in thousands, except ratios)
Total debt, net	$188,881		$392,030
Financing leases	104,848		96,733
Financial liabilities	54,818		53,365
Cash and cash equivalents	(10,109)		(15,556)
Net Debt	$338,438		$526,572
Ratio of total debt, net to net income	4.5	x	12.0	x
Ratio of Net Debt to Adjusted EBITDA	2.2	x	3.7	x

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

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as the cost of acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness, depending on market conditions. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions, or other events may cause us to seek additional debt or equity financing in future periods. Additional debt financing could impose increased cash payment obligations, as well as covenants that may restrict our operations. There can be no guarantee that financing will be available on acceptable terms or at all. As of September 30, 2026, substantially all of our debt bears interest at variable rates, which subjects us to interest rate risk and may require that we use more of our cash flow for the payment of interest if prevailing interest rates increase. See also “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

As of September 30, 2026, we were in a strong liquidity position of approximately $715 million, consisting of approximately $10 million of cash and cash equivalents and $705 million of unused availability under our lines of credit available for certain purposes. This liquidity position currently provides us with adequate funding to satisfy our contractual and other obligations from our existing cash balances. As of September 30, 2026, we had no outstanding borrowings under the $84.0 million PNC Line of Credit (as defined below) and $621.4 million of unused availability under our $800 million Capital One Line of Credit, which we may elect to increase up to $1.0 billion, subject to obtaining additional financing commitments from current lenders or other banks, and subject to certain other terms. Our liquidity position increased significantly following the closing of our IPO on February 13, 2026 and the exercise by the underwriters of their over-allotment option, which provided us with aggregate net proceeds of approximately $206.8 million, of which we used approximately $206.7 million to repay indebtedness under our Capital One Line of Credit.

We currently intend to pay a regular quarterly cash dividend of $0.50 per share to holders of our common stock, or $2.00 per share on an annualized basis. The Board declared, and the Company paid on April 21, 2026, a quarterly dividend of $0.26 per share of common stock, pro-rated to reflect the portion of the first quarter of 2026 following the closing of our IPO on February 13, 2026. Additionally, the Board declared, and the Company paid on August 28, 2026, a dividend of $0.50 per share of common stock. These dividends totaled $36.2 million. There can be no assurance that we will continue to pay such dividends or the amounts of such dividends. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board, which will determine the amount, timing, and payment of any dividend in its sole discretion taking into account Discretionary Cash Flow, reserves for working capital and investment capital expenditures, debt service, the prudent conduct of our business, and other factors it deems relevant. Our objective is to pay our common stockholders a consistent and growing cash dividend that is sustainable on a long-term basis. Cash dividends paid in respect of our Class A common stock will also be paid in respect of our Class B common stock. As a result, dividends paid on our common stock will be received on a pro rata basis by holders of our Class A common stock and holders of our Class B common stock, which Class B common stock is held indirectly by ARKO Parent.

The Board declared a quarterly dividend of $0.50 per share of common stock, to be paid on November 30, 2026 to stockholders of record as of November 18, 2026.

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

Cash Flows for the Nine Months Ended September 30, 2026 and 2025

Net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2026 and 2025 were as follows:

	For the Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$38,571	$63,172
Investing activities	(14,616)	(13,346)
Financing activities	(29,402)	(42,174)
Total	$(5,447)	$7,652

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

For the nine months ended September 30, 2026, cash flows provided by operating activities were $38.6 million compared to $63.2 million for the nine months ended September 30, 2025. The decrease was primarily the result of significantly higher fuel prices which increased the cost of inventory and other working capital requirements and changes in working capital as a result of the day of the week on which the third quarter ended, which were partially offset by approximately $7.8 million of lower net interest payments, lower tax payments of $1.4 million and an increase in Adjusted EBITDA of $10.5 million.

Discretionary Cash Flow

For the nine months ended September 30, 2026 and 2025, Discretionary Cash Flow was $84.4 million and $67.8 million, respectively. Refer to “Use of Non-GAAP Measures” above for discussion of this non-GAAP liquidity measure and related reconciliation to net cash provided by operating activities.

Investing Activities

Cash flows used in investing activities primarily reflect capital expenditures for acquisitions and replacing and maintaining existing facilities and equipment used in the business.

For the nine months ended September 30, 2026, cash used in investing activities increased by $1.3 million compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026, we utilized $26.0 million for capital expenditures, including the purchase of fee properties, investments in new fleet fueling locations, upgrades to fuel dispensers and other investments in our sites, which was partially offset by net proceeds of $8.5 million from ARKO Parent for the conversion of ARKO Retail Sites to dealer locations based on ARKO Parent’s historical cost basis for the related liabilities net of assets transferred.

Financing Activities

Cash flows from financing activities primarily consist of increases and decreases in the principal amount of our lines of credit and debt, the issuance of common stock, net of dividends paid and prior to the IPO, net transfers to ARKO Parent.

For the nine months ended September 30, 2026, financing activities consisted primarily of proceeds of $208.3 million, net of underwriting discounts, commissions and costs, from our IPO, net repayments of $207.1 million for long-term debt including the use of proceeds from our IPO to repay approximately $206.7 million of the indebtedness under our Capital One Line of Credit, repayments of $1.6 million for financing leases, $36.2 million for dividend payments on common stock and $7.2 million of net transfers from ARKO Parent.

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

In connection with the consummation of our IPO, the ARKO Parent PNC Credit Agreement was separated into two distinct credit facilities. The ARKO Parent PNC Credit Agreement was amended and restated to, among other things, remove the Company’s subsidiaries as co-borrowers from the ARKO Parent PNC Credit Agreement. Concurrently, certain of our subsidiaries entered into a separate amended and restated credit agreement with PNC (the “PNC Credit Agreement”) providing for a secured revolving credit facility (the “PNC Line of Credit”) with substantially similar terms as those under the ARKO Parent PNC Line of Credit; provided that the aggregate principal amount available under the ARKO Parent PNC Line of Credit was originally up to $56 million, and the PNC Line of Credit is up to $84 million, which together was equal to the total aggregate availability under the ARKO Parent PNC Line of Credit prior to our IPO.

The PNC Line of Credit bears interest, as elected by the borrower at: (a) SOFR Adjusted plus Term SOFR (as defined in the PNC Credit Agreement) plus a margin of 1.25% to 1.75% or (b) a rate per annum equal to the alternate base rate (as defined in the PNC Credit Agreement) plus a margin of 0% to 0.50%. Every quarter, the SOFR margin rate and the alternate base rate margin rate are updated based on the quarterly average undrawn availability of the applicable line of credit. The calculation of the availability under the PNC Line of Credit is determined monthly subject to terms and limitations as set forth in the PNC Credit Agreement, taking into account the balances of receivables, inventory and letters of credit, among other things. As of September 30, 2026, an aggregate of $0.4 million of letters of credit was outstanding under the PNC Credit Agreement.

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

The Capital One Line of Credit matures on May 5, 2028. As of September 30, 2026, $178.1 million was drawn on the Capital One Line of Credit, an aggregate of $0.5 million of letters of credit was outstanding under the Capital One Line of Credit and $621.4 million was available thereunder.

Guarantee of ARKO Parent Senior Notes

As of September 30, 2026, ARKO Parent had outstanding $350 million aggregate principal amount of 5.125% Senior Notes due 2029 (the “Senior Notes”). Issued in October 2021, the Senior Notes are guaranteed, jointly and severally on an unsecured senior basis, by certain of ARKO Parent’s domestic subsidiaries, including us and certain of our subsidiaries (the “Guarantors”); however, neither GPMP nor any of its subsidiaries is a Guarantor.

The indenture governing the Senior Notes provides for customary events of default, including (subject in certain cases to customary grace and cure periods), nonpayment of principal or interest; covenant breaches; cross-defaults on other indebtedness and certain bankruptcy events, upon which the trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may accelerate all outstanding obligations thereunder. The Guarantors have unconditionally and irrevocably guaranteed, jointly and severally, on a senior unsecured basis, (a) the full and punctual payment of principal of and interest on the Senior Notes and all other monetary and performance obligations of ARKO Parent thereunder (collectively, the “Guaranteed Obligations”), with contribution rights among Guarantors based on their respective net assets.

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

Critical Accounting Estimates

For the nine months ended September 30, 2026, there were no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2025 that have had a material impact on our condensed consolidated financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of September 30, 2026 and September 30, 2025, the interest rate on our Capital One Line of Credit was 6.0% and 7.4%, respectively. As of September 30, 2026, the interest rate on the ARKO Parent Notes was 5.9%. As of September 30, 2025, the interest rate on both the M&T Term Loans and the M&T equipment loans, in each case attributable to the Business, was 6.6%. As of September 30, 2026, substantially all of our debt bears interest at variable rates. Based on the outstanding balances at September 30, 2026, if our applicable interest rates each increase by 1%, then our debt service on an annual basis would increase by approximately $1.9 million. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

For the quarter ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit 2.1+

Asset Purchase Agreement, dated as of August 4, 2026, by and among ARKO Petroleum Corp. and the other parties thereto with respect to the acquisition of the business of U.S. Petroleum Partners, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on August 6, 2026).

Exhibit 31.1*

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.

Exhibit 31.2*

Certification by Jordan Mann, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.

Exhibit 32.1**

Certification by Arie Kotler, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.

Exhibit 32.2**

Certification by Jordan Mann, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2026.

101

The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Equity/Net Investment, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

+ Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. ARKO Petroleum Corp. will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2026		ARKO Petroleum Corp.

	By:	/s/ Jordan Mann
	Name:	Jordan Mann
	Title:	Chief Financial Officer (on behalf of the Registrant and as Principal Financial and Accounting Officer)